Form 10-Q
period 2025-10-31
Navan, Inc.
filed 2025-12-15
CIK 1639723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-42922

NAVAN, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3424780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3045 Park Boulevard, Palo Alto, California	94306
(Address of principal executive offices)	(Zip Code)
(888) 505-8747
Registrant’s telephone number, including area code

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00000625 per share	NAVN	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of December 8, 2025, Navan, Inc. had outstanding 233,339,369 shares of Class A common stock, par value of $0.00000625, and 15,304,696 shares of Class B common stock, par value $0.00000625.

NAVAN, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” “predict,” “should,” “toward,” the negative of these words, and other similar expressions are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:
•our future financial performance, including our expectations regarding our gross booking volume, payment volume, revenue, cost of revenue, gross profit or gross margin, cash flow, operating expenses, including changes in operating expenses, and our ability to achieve and maintain future profitability;
•our business plan and our ability to effectively manage our growth;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our expectations regarding overall demand for business travel and global travel trends;
•our expectations regarding our customers’ travel and expense budgets and IT spending budgets;
•market acceptance of our platform and our ability to increase adoption of our platform;
•beliefs and objectives for future operations;
•our ability to attract new customers and retain and grow sales within our existing customers;
•our ability to drive adoption and expansion of our additional offerings, including Payments, Expense Management, Meetings and Events, VIP, and Bleisure;
•our ability to continue developing, improving, and implementing AI and machine learning (“ML”) into our platform and offerings, including Navan Cognition, our proprietary AI framework for our platform, and related AI features and functionalities;
•our ability to timely and effectively scale, enhance, and adapt our platform;
•our ability to develop and introduce new offerings and products and bring them to market in a timely manner;
•our ability to operate and expand internationally;
•our expectations concerning relationships with third parties, in particular with suppliers and payment partners, and our ability to maintain commission rates and access to travel inventory;
•future acquisitions or investments in complementary companies, products, services, or technologies and our ability to successfully integrate them into our business and operations;
•our ability to maintain, protect, and enhance our intellectual property;
•the effects of increased competition in our markets and our ability to compete effectively;

•our ability to maintain high-quality customer support, including through automation and AI-enabled tools, while controlling customer support costs;
•economic and industry trends, projected growth, or trend analysis, including as it relates to AI;
•general macroeconomic conditions in the United States and globally, including the effects of tariffs, immigration policy, inflation, rising or volatile interest rates, foreign currency fluctuations, instability in the global banking system, climate-related events, and geopolitical conflicts or tensions such as those in the Ukraine, the Middle East, and between China and Taiwan;
•our ability to operate and grow our business in light of macroeconomic uncertainty; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, actual results, revised expectations or the occurrence of unanticipated events, except as required by law.
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Navan” refer to Navan, Inc. and its consolidated subsidiaries.

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We intend to announce material information to the public through filings with the Securities and Exchange Commission (the “SEC”), the investor relations page on our website (www.investors.navan.com), press releases, public conference calls, public webcasts, our X account (@Navan), our co-founders’ X accounts (@arielcoco and @itwig), our LinkedIn page (www.linkedin.com/company/navan/), our co-founders’ LinkedIn pages (www.linkedin.com/in/arielmcohen/ and www.linkedin.com/in/itwig/), our company news site (www.navan.com/press), and our company blog (www.navan.com/blog). The information contained on, or that can be accessed through, the foregoing channels is not a part of this Quarterly Report on Form 10-Q. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website and in our periodic reports filed with the SEC following this offering.

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of risks and uncertainties set forth in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Below is a summary of some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, financial condition, and prospects.
•We have experienced rapid growth and operational and strategic expansion in recent periods. Such historical trends, including growth rates, may not continue in the future, and failure to effectively manage our growth could harm our business and results of operations.
•Our revenue has historically been, and is expected to continue to be, significantly dependent on our Travel Management offerings, and a prolonged or substantial decrease in, or systemic disruptions to, global travel could adversely affect us.
•Shifts in business travel trends or any decline in business travel demand would negatively impact our business, growth, results of operations, and financial condition.
•We may be unable to attract new customers and grow our customer base, which would negatively impact our revenue growth and results of operations.
•We may not be successful in our efforts to retain and increase revenue from our customers, including by promoting and expanding adoption and usage of our offerings, which could adversely impact our business, financial condition, and results of operations.
•If we fail to offer high-quality customer support, including through our AI-powered virtual agents, or if our support is more expensive than anticipated, our business, margins, and reputation could suffer.
•Our Travel Management offerings depend on our relationships with suppliers.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•We have a limited history operating our business at its current scale, scope, and complexity in an evolving market and economic environment, which makes it difficult to evaluate our current business, plan for future operations and strategic initiatives, predict future results, and evaluate our future prospects, increasing the risks associated with investing in our Class A common stock.
•Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations.
•Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, results of operations, and prospects.
•We plan to continue expanding our international operations which could subject us to additional costs and risks, and our continued expansion internationally may not be successful.
•Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our platform may become less competitive.

•Our use of artificial intelligence, including Gen AI and ML, gives rise to legal, business, and operational risks, which may result in diminished performance, regulatory scrutiny, social impacts, reputational harm, and liability arising from the use of this technology.
•We have in the past, and may in the future, identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which could result in material misstatements of our annual or interim consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
•The market price of our Class A common stock may be volatile and could decline significantly and rapidly.
•The dual class structure of our common stock has the effect of concentrating voting power with Ariel Cohen and Ilan Twig, our co-founders, which will limit other stockholders’ ability to influence the outcome of important transactions, including a change in control.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(unaudited)

	As of
	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$809,080	$157,672
Restricted cash, current	81,469	148,157
Accounts receivable, net	220,038	184,856
Corporate card receivables, net	200,323	157,755
Contract acquisition costs, current	7,389	4,784
Prepaid expenses and other current assets	60,061	35,628
Total current assets	1,378,360	688,852
Restricted cash, non-current	4,705	4,766
Contract acquisition costs, non-current	22,715	16,185
Operating lease right-of-use assets	41,624	48,006
Property, equipment, and software, net	32,735	29,538
Intangible assets, net	54,599	55,633
Goodwill	232,883	219,728
Other non-current assets	25,036	21,246
Total assets	$1,792,657	$1,083,954
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$62,325	$42,829
Accrued expenses and other current liabilities	194,814	136,798
Notes payable, current	1,329	175,913
Trade loan facility	—	45,000
Operating lease liabilities, current	10,174	11,389
Deferred revenue, current	38,457	34,097
Total current liabilities	307,099	446,026
Operating lease liabilities, non-current	37,476	43,098
Convertible notes	—	182,394
Embedded derivative liability	—	59,820
ABL facility	37,000	—
Warehouse credit facility	168,174	214,238
Notes payable, non-current	130	394
Deferred revenue, non-current	—	813
Other non-current liabilities	23,957	22,949
Total liabilities	573,836	969,732

	As of
	October 31, 2025	January 31, 2025
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock, par value $0.00000625: No shares authorized, issued, and outstanding as of October 31, 2025. 157,027,585 shares authorized, 146,360,207 shares issued and outstanding as of January 31, 2025 (aggregate liquidation preference of $1,301,402)	—	1,301,121
Stockholders’ equity (deficit)
Preferred stock, par value $0.00000625 per share: 20,000,000 shares authorized, no shares issued and outstanding as of October 31, 2025. No shares authorized, issued, and outstanding as of January 31, 2025	—	—
Class A common stock, par value $0.00000625 per share: 2,000,000,000 shares authorized, 233,286,459 shares issued and outstanding as of October 31, 2025. 253,919,000 shares authorized, 45,782,871 shares issued and outstanding as of January 31, 2025	2	1
Class B common stock, par value $0.00000625 per share: 50,000,000 shares authorized, 15,304,696 shares issued and outstanding as of October 31, 2025. No shares authorized, issued, and outstanding as of January 31, 2025	—	—
Additional paid-in capital	3,177,712	467,835
Accumulated deficit	(1,942,382)	(1,617,113)
Accumulated other comprehensive loss	(16,511)	(37,622)
Total stockholders’ equity (deficit)	1,218,821	(1,186,899)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,792,657	$1,083,954
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue	$194,934	$151,118	$524,347	$404,845
Cost of revenue	57,080	44,522	149,663	127,067
Gross profit	137,854	106,596	374,684	277,778
Operating expenses
Research and development	51,195	33,000	115,955	90,784
Sales and marketing	94,949	58,086	225,325	161,616
General and administrative	70,946	34,968	140,791	100,206
Total operating expenses	217,090	126,054	482,071	352,606
Loss from operations	(79,236)	(19,458)	(107,387)	(74,828)
Interest expense	(15,539)	(19,658)	(47,510)	(57,509)
Other income (expense), net	(544)	1,022	6,155	2,975
Loss on extinguishment of debt	(97,450)	—	(117,978)	—
Gain (loss) on fair value adjustments	(29,155)	1,381	(47,041)	4,401
Loss before income tax expense	(221,924)	(36,713)	(313,761)	(124,961)
Income tax expense	3,465	5,169	11,508	9,465
Net loss	$(225,389)	$(41,882)	$(325,269)	$(134,426)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share	$(4.58)	$(0.92)	$(6.94)	$(2.97)

Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders	49,258,348	45,324,084	46,884,867	45,210,172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(225,389)	$(41,882)	$(325,269)	$(134,426)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,497)	2,772	21,111	5,716
Total other comprehensive income, net of tax	(2,497)	2,772	21,111	5,716
Total comprehensive loss	$(227,886)	$(39,110)	$(304,158)	$(128,710)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock				Additional paid-in		Accumulated	Total stockholders' equity
			Common Stock(1)			Accumulated	other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	(deficit)
Balance as of January 31, 2025	146,360,207	$1,301,121	45,782,871	$1	$467,835	$(1,617,113)	$(37,622)	(1,186,899)
Net loss	—	—	—	—	—	(61,257)	—	(61,257)
Other comprehensive income, net of tax	—	—	—	—	—	—	26,035	26,035
Issuance of equity-classified warrants in connection with term loan	—	—	—	—	11,007	—	—	11,007
Issuance of common stock upon exercise of stock options	—	—	187,013	—	1,820	—	—	1,820
Vesting of early exercised stock options	—	—	—	—	287	—	—	287
Stock-based compensation	—	—	—	—	17,830	—	—	17,830
Balance as of April 30, 2025	146,360,207	$1,301,121	45,969,884	$1	$498,779	$(1,678,370)	$(11,587)	$(1,191,177)
Net loss	—	—	—	—	—	(38,623)	—	(38,623)
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,427)	(2,427)
Issuance of common stock upon exercise of stock options	—	—	361,388	—	4,006	—	—	4,006
Vesting of early exercised stock options	—	—	—	—	296	—	—	296
Stock-based compensation	—	—	—	—	19,474	—	—	19,474
Balance as of July 31, 2025	146,360,207	$1,301,121	46,331,272	$1	$522,555	$(1,716,993)	$(14,014)	$(1,208,451)
Net loss	—	—	—	—	—	(225,389)	—	(225,389)
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,497)	(2,497)
Issuance of common stock upon initial public offering, net of underwriting costs	—	—	30,000,000	—	713,302	—	—	713,302
Deferred offering costs	—	—	—	—	(9,290)	—	—	(9,290)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(146,360,207)	(1,301,121)	146,599,125	1	1,301,120	—	—	1,301,121
Conversion of SAFEs upon initial public offering	—	—	7,851,008	—	196,275	—	—	196,275
Conversion of convertible notes upon IPO	—	—	12,827,963	—	320,699	—	—	320,699
Reclassification of preferred stock warrants & SAFE warrants to equity	—	—	—	—	31,343	—	—	31,343
Issuance of common stock upon net exercise of warrants	—	—	1,702,192	—	35	—	—	35
Issuance of common stock upon exercise of stock options	—	—	2,345,971	—	17,809	—	—	17,809
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	934,353	—	(17,728)	—	—	(17,728)
Vesting of early exercised stock options	—	—	—	—	283	—	—	283
Early exercised shares repurchased	—	—	(729)	—	—	—	—	—
Stock-based compensation	—	—	—	—	101,309			101,309
Balance as of October 31, 2025	—	—	248,591,155	$2	$3,177,712	$(1,942,382)	$(16,511)	$1,218,821
________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 1 for more information.

							Accumulated
	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders' equity
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	(deficit)
Balance as of January 31, 2024	146,360,207	$1,301,121	45,117,008	$1	$382,356	$(1,436,035)	$(28,293)	$(1,081,971)
Net loss	—	—	—	—	—	(49,630)	—	(49,630)
Other comprehensive income, net of tax	—	—	—	—	—	—	(3,891)	(3,891)
Issuance of common stock upon exercise of stock options	—	—	149,918	—	1,254	—	—	1,254
Vesting of early exercised stock options	—	—	—	—	188	—	—	188
Stock-based compensation	—	—	—	—	18,012	—	—	18,012
Balance as of April 30, 2024	146,360,207	$1,301,121	45,266,926	$1	$401,810	$(1,485,665)	$(32,184)	$(1,116,038)
Net loss	—	—	—	—	—	(42,914)	—	(42,914)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,835	6,835
Issuance of common stock upon exercise of stock options	—	—	89,382	—	726	—	—	726
Vesting of early exercised stock options	—	—	—	—	876	—	—	876
Stock-based compensation	—	—	—	—	17,997	—	—	17,997
Balance as of July 31, 2024	146,360,207	$1,301,121	45,356,308	$1	$421,409	$(1,528,579)	$(25,349)	$(1,132,518)
Net loss	—	—	—	—	—	(41,882)	—	(41,882)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,772	2,772
Issuance of common stock upon exercise of stock options	—	—	71,281	—	702	—	—	702
Vesting of early exercised stock options	—	—	—	—	301	—	—	301
Stock-based compensation	—	—	—	—	25,260	—	—	25,260
Balance as of October 31, 2024	146,360,207	$1,301,121	45,427,589	$1	$447,672	$(1,570,461)	$(22,577)	$(1,145,365)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(325,269)	$(134,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of amounts capitalized	135,091	59,487
Non-cash interest expense	25,813	35,817
Deferred income taxes	397	(536)
Depreciation and amortization	18,125	18,832
Amortization of contract acquisition costs	4,172	3,676
Provision for doubtful accounts	6,633	4,439
Loss (gain) on fair value adjustments	47,041	(4,401)
Debt issuance costs expensed related to SAFEs	2,913	—
Loss on extinguishment of debt	117,978	—
Other	(163)	202
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(32,844)	(26,287)
Prepaid expenses and other current assets	(22,290)	(14,015)
Contract acquisition costs	(13,307)	(16,648)
Other non-current assets	(797)	(689)
Accounts payable	6,726	31,096
Accrued expenses and other current liabilities	24,669	(2,461)
Deferred revenue	3,533	1,196
Operating lease right-of-use asset and operating lease liabilities, net	(475)	2,491
Other non-current liabilities	743	759
Net cash used in operating activities	(1,311)	(41,468)
Cash flows from investing activities:
Capitalized software development costs	(13,072)	(11,567)
Purchases of property and equipment	(589)	(774)
Proceeds from sale of subsidiary, net of cash sold	(354)	—
Decrease (increase) in corporate card receivables	(35,533)	19,126
Cash consideration for business acquisition, net of cash acquired	—	(3,879)
Net cash provided by (used in) investing activities	(49,548)	2,906
Cash flows from financing activities:
Proceeds from stock option exercises	23,682	3,023
Proceeds from borrowings of debt	215,932	84,800
Proceeds from issuance of SAFEs	155,000	—
Payments of borrowings of debt	(468,124)	(8,350)
Payments for debt issuance costs	(10,985)	(1,512)

	Nine Months Ended October 31,
	2025	2024
Payments of deferred offering costs	(4,165)	—
Payment of deferred consideration in business combinations	—	(275)
Proceeds from issuance of common stock in IPO, net of underwriting costs	713,302	—
Taxes collected from selling shareholders stock option exercises	14,281	—
Payment of tax withholdings on settlement of RSUs	(8,333)	—
Proceeds from exercise of warrants	35	—
Net cash provided by financing activities	630,625	77,686
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,893	(616)
Net increase in cash, cash equivalents and restricted cash	584,659	38,508
Cash, cash equivalents and restricted cash, beginning of period	$310,595	$267,382
Cash, cash equivalents and restricted cash, end of period	$895,254	$305,890

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,697	$21,692
Cash paid for income taxes	$12,816	$5,514

Noncash investing and financing activities:
Vesting of early exercised stock options	$866	$1,365
Capitalized stock-based compensation for internal-use software development costs	$3,522	$1,782
Deferred offering costs not yet paid	$5,126	$—
Conversation of redeemable convertible preferred stock to common stock	$1,301,120	$—
Conversion of SAFEs to equity upon IPO	$196,275	$—
Reclassification of preferred stock warrants & SAFE warrants to equity upon IPO	$31,343	$—
Conversion of convertible notes to equity upon IPO	$320,699	$—
Tax withholding liability related to RSU net settlement	$9,395	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Navan, Inc. (the “Company”, “we”, “our”), together with its subsidiaries, is a cloud-based technology platform built to solve the comprehensive needs of frequent travelers. We offer a comprehensive, all-in-one, AI-powered travel, payments and expense management solution designed to streamline the entire travel lifecycle, from booking and policy enforcement to payment processing, expense reconciliation, and reporting. The Company was incorporated in the state of Delaware in February 2015. The Company is currently headquartered in Palo Alto, California and has operations in North America, Asia Pacific, the Middle East, and Europe.
Initial Public Offering
On October 31, 2025, the Company completed its initial public offering (the “IPO”) in which the Company issued and sold 30,000,000 shares of its Class A common stock at a public offering price of $25.00 per share, which resulted in net proceeds of $713.3 million after deducting underwriting discounts and before deducting offering costs. In addition, selling stockholders sold 6,924,406 shares of Class A common stock in the IPO at the public offering price of $25.00 per share. The Company did not receive any proceeds from the sale of Class A common stock by the selling stockholders. As of October 31, 2025, the underwriters had not exercised their option to purchase an additional 5,538,660 shares of Class A common stock at the public offering price of $25.00 less underwriting discounts.
In connection with the IPO, the Company adopted an amended and restated certificate of incorporation and amended and restated bylaws, which became effective immediately prior to the completion of the IPO and authorized 2,070,000,000 shares of capital stock, consisting of: (a) 2,050,000,000 shares of Common Stock divided into two series with (i) 2,000,000,000 shares of the Common Stock being a series designated as Class A common stock and (ii) 50,000,000 shares of the Common Stock being a series designated as Class B common stock; and (b) 20,000,000 shares of undesignated preferred stock. In addition, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 146,599,125 shares of Class A common stock. Refer to Note 10 — Stockholder’s Equity (Deficit) for additional information.
In connection with the IPO, all shares of the Company’s common stock outstanding prior to completion of the IPO were exchanged into an equivalent number of shares of Class A common stock. In addition, pursuant to an exchange agreement with the Company’s two co-founders (the “Co-Founders”) and certain of their affiliates, which became effective as of the completion of the IPO, 15,304,696 shares of the Company’s Class A common stock beneficially owned by the Co-Founders and their respective affiliated entities were exchanged for an equivalent number of shares of our Class B common stock. Subject to separate equity exchange right agreements entered into with them in connection with the IPO, each Co-Founder has a right (but not an obligation) to require the Company to exchange, for shares of Class B common stock, any shares of Class A common stock received by him upon the exercise or settlement of equity awards that were granted to the respective Co-Founders prior to the effectiveness of the filing of our amended and restated certificate of incorporation (the “Equity Exchange Rights”).
In connection with the IPO, the Company recognized a one-time cumulative stock-based compensation expense charge of $81.8 million associated with the satisfaction of the performance-based vesting condition for outstanding restricted stock units (“RSUs”) which was satisfied in connection with the IPO and for which the service-based vesting condition had also been satisfied as of that date, of which $0.9 million was capitalized related to software development. To meet the related tax withholding requirements for the net settlement of the vested RSUs, the Company withheld 709,106 shares underlying such equity awards, resulting in the net issuance of 934,353 shares of Class A common stock.

Based on the IPO price of $25.00 per share, the Company’s related tax withholding obligation was $17.7 million, of which $8.3 million was paid during the three months ended October 31, 2025. Refer to Note 9 — Equity Incentive Plans for additional information.
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended January 31, 2025 which can be found in the Company’s final prospectus dated October 29, 2025, filed with the SEC on October 31, 2025 pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Prospectus”). The January 31, 2025 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements for the periods presented.
We consolidate our wholly-owned subsidiaries over which we exercise control, and variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. See Note 8 — Variable Interest Entities for further details.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest in accordance with the consolidation accounting principles guidance. All intercompany profits, transactions, and balances have been eliminated in consolidation.
There have been no significant changes in accounting policies during the nine months ended October 31, 2025 from those disclosed in the annual consolidated financial statements for the year ended January 31, 2025 and the related notes.
The Company’s fiscal year ends on January 31. References made to “fiscal 2026” and “fiscal 2025” refer to the Company’s fiscal years ending January 31, 2026 and ended January 31, 2025, respectively.
Prior period amounts within Note 4 — Supplemental Financial Statement Information have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported total current assets, total assets, total current liabilities, total liabilities, results of operations, comprehensive income or net cash flows from operating, financing, or investing activities.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees related to the sale of the Company’s common stock in the IPO, were initially capitalized and recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. We incurred $9.3 million of deferred offering costs which were recorded as a reduction of additional paid-in capital on the condensed consolidated balance sheets as of October 31, 2025.
Reverse Stock Split
On September 18, 2025, the Company effected a one-for-three reverse stock split of its common stock and redeemable convertible preferred stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented.

Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Estimates and judgments are based on historical experience, forecasted events and various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates, including, but not limited to: carrying values and useful lives of long-lived assets and intangible assets; capitalization of internal-use software costs; the expected period of benefit for contract acquisition costs; the estimate of expected credit losses on accounts receivable; fair values of assets acquired and liabilities assumed in business combinations; fair values of financial instruments; fair values of stock-based awards issued; the vested and unpaid rewards earned by users of our platform; revenue recognition; the incremental borrowing rate used for operating lease liabilities; and assumptions used in accounting for income taxes. These estimates are inherently subject to judgment and actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents and restricted cash are on deposit with high-quality financial institutions that exceed federally insured limits. The Company regularly monitors the composition and maturities of cash and cash equivalent and restricted cash balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. In certain cases, based on the Company’s credit evaluations, collateral, primarily in the form of cash deposits, is required to mitigate corporate card receivable collection risk.
One payment partner customer accounted for 11% of the Company’s revenue during the three and nine months ended October 31, 2024. No customers accounted for more than 10% of the Company’s revenue during the three and nine months ended October 31, 2025.
One platform customer accounted for 12% of accounts receivable as of January 31, 2025. No customers accounted for more than 10% of accounts receivable as of October 31, 2025. The Company did not have any customers that accounted for 10% or more of corporate card receivables as of October 31, 2025 and January 31, 2025, respectively.
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when a customer obtains control of promised services in an amount that reflects the consideration we expect to be entitled to in exchange for these services. Our primary sources of revenue are fees earned from platform customers for access to our travel and expense management platform or on-demand travel management services, and from travel supply and payment partners for connection to our network of travel bookings and corporate card transaction dollar volume. Fees from our platform customers are either earned on a per-booking transaction or subscription basis. Fees from our travel supply and payment partners are generally earned on a per-transaction basis. Under our arrangements with certain travel supply partners, we earn additional fees when cumulative actual booking or transaction dollar volume exceeds specified contractual thresholds. Our travel supply partners include airlines, hotels, car rental companies, rail carriers, and providers of Global Distribution Systems. Our payment partners primarily include our corporate card payment processors and card issuing partners.
Platform Customers
Our primary performance obligation is to provide platform customers with continuous access to our cloud-based travel and expense management platform or to our on-demand travel management services.

Transaction-based fees are generally non-refundable, and represent variable consideration allocated to the period the booking occurs. Revenue from transaction-based fees is recognized at the time of booking. Subscription fees are recognized ratably over the non-cancellable contract term.
We maintain a rewards program under which users of our platform receive credits for the purchase of future personal travel. These credits expire twelve months after they are earned. We record a rewards liability and a reduction to revenue related to the vested and unpaid rewards earned by users of our platform, net of expected breakage.
Travel Supply and Payment Partner Fees
Our primary performance obligation to our travel supply partners is to connect them to user bookings made on our cloud-based travel management platform or through our on-demand travel management services. For airline and rail carriers, we are generally entitled to fees at the time of booking. For hotel and car rental partners, we are generally entitled to fees at the completion of a traveler’s stay or at the end of the rental period, respectively. Revenue is recognized at the time we are entitled to these fees.
Our primary obligation to our payment partners is to connect them with user transaction volume on our physical and virtual corporate cards. We earn fees and other incentives from our payment partners based on the transaction dollar volume of each physical or virtual corporate card payment transaction processed, and we recognize revenue in the period each transaction occurs. We provide rebates to certain platform customers based on the dollar volume of payment transactions processed on our platform. Rebates paid to customers are recognized as a reduction to revenue.
Segment Information
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates its business in one operating segment and, therefore, has one reportable segment.
The CODM uses consolidated net loss to measure segment profit or loss in order to assess, manage, and maintain performance of the business based on resource allocations. The CODM also uses consolidated net loss to approve operating budgets and to identify product development and market expansion opportunities. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are cost of revenue, research and development, sales and marketing, and general and administrative expenses at the consolidated level, which are presented in the Company’s condensed consolidated statements of operations. Other segment items included in consolidated net loss include interest expense, other income (expense), net, loss on extinguishment of debt, gain (loss) on fair value adjustments, and income tax expense, which are presented in the Company’s condensed consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends disclosure requirements relating to segment reporting, primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. The Company adopted ASU 2023-07 as of February 1, 2024 with no material impact on its consolidated financial statements. For further information, refer to Segment Information within Note 1 — Description of Business and Significant Accounting Policies.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

(“ASU 2020-06”). ASU 2020-06 is intended to simplify the accounting for convertible instruments by removing certain separation models and to simplify the accounting for contracts in an entity’s own equity by eliminating the settlement criteria to qualify for a scope exception from derivative accounting. ASU 2020-06 also clarifies the diluted earnings per share calculation when convertible instruments and contracts in an entity’s own equity are involved. The Company adopted ASU 2020-06 as of February 1, 2024 with no material impact to its consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). This standard is effective for the Company for its fiscal year beginning February 1, 2026 on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. The standard is effective for the Company for its fiscal year beginning February 1, 2027 and interim periods within its fiscal year beginning February 1, 2028. The guidance may be applied on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when the Company is required to start capitalizing eligible costs. The guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2028. Early adoption is permitted. The guidance may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2 – REVENUE
Disaggregation of Revenue
Revenue consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Usage-based revenue	$179,902	$139,205	$479,600	$371,653
Subscription revenue	15,032	11,913	44,747	33,192
Total revenue	$194,934	$151,118	$524,347	$404,845
Usage-based revenue primarily represents fees from our platform customers earned on a per-booking transaction basis and fees from our travel supply and payment partners, which are generally earned on a per-transaction basis. Under our arrangements with certain travel supply partners, we earn additional fees when cumulative actual booking or transaction dollar volume exceeds specified contractual thresholds. Subscription revenue primarily represents revenue earned from subscriptions to our expense management platform.
The following table summarizes revenue by region based on the billing country of customers (in thousands, except percentages):

	Three Months Ended October 31, 2025				Nine Months Ended October 31,
	2025		2024		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$122,527	63%	$90,481	60%	$323,845	62%	$238,157	59%
United Kingdom	39,752	20%	34,655	23%	111,301	21%	99,173	24%
Rest of World(1)	32,655	17%	25,982	17%	89,201	17%	67,515	17%
Total revenue	$194,934	100%	$151,118	100%	$524,347	100%	$404,845	100%
________________
(1)No individual country within Rest of World comprises more than 10% of total revenue.
Unbilled Receivables
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we have an unconditional right to consideration. In some arrangements, we have a right to consideration for our performance under the customer contract before invoicing the customer, resulting in an unbilled accounts receivable. We recognized unbilled accounts receivable of $81.7 million and $51.9 million, respectively, as of October 31, 2025 and January 31, 2025. Unbilled accounts receivable is recorded within accounts receivable, net on the accompanying condensed consolidated balance sheets.
Contract Liabilities
Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The deferred revenue balance primarily consists of annual subscription payments. The current portion of deferred revenue represents the amounts that are expected to be recognized within one year of the balance sheet date. The non-current portion of deferred revenue represents amounts that are expected to be recognized more than one year from the balance sheet date. During the nine months ended October 31, 2025 and 2024, revenue recognized from the deferred revenue balance at the beginning of the respective period was $29.1 million and $26.2 million, respectively.
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized. We do not disclose the value of remaining performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which variable consideration is allocated to an unsatisfied performance obligation. Our remaining performance obligations related to multi-year subscription contracts were $54.4 million as of October 31, 2025 of which we expect to recognize approximately 55% as revenue over the next 12 months, 32% as revenue over the subsequent 13 to 24 months, and the remainder thereafter.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are generally due within thirty days and are recorded net of an allowance for estimated uncollectible amounts. We estimate expected credit losses based on various factors, including the age of the receivable balance, credit quality of the customer, and past collection experience with the customer. We consider the need to adjust historical information used in our estimates to reflect the extent to which we expect current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. Long-aged balances and other higher risk amounts are reviewed individually for collectability. We recognize estimated credit losses through the income statement, and the allowance for estimated credit losses is recorded in accounts receivable, net on the condensed consolidated balance sheets.
The following table summarizes the allowance for expected credit losses for the nine months ended October 31, 2025 and 2024 (in thousands):

	Nine Months Ended October 31,
	2025	2024
Balance at beginning of period	$5,135	$4,270
Provision for expected credit losses	3,826	2,279
Amounts written off, recoveries and other adjustments	(3,094)	(2,052)
Balance at end of period	$5,867	$4,497
Corporate Card Receivables and Allowance for Expected Credit Losses
We provide virtual and physical corporate credit cards to customers of our expense management offering through issuing bank partners. Under certain payment partner arrangements, we are required to prefund spend on these credit cards. We recognize a receivable for each transaction, and receivables are generally due within ten days.
Corporate card receivables are recorded net of an allowance for expected credit losses. The allowance for expected credit losses is based on our assessment of the collectability of these receivables. We consider the following factors when determining the collectability of specific customer accounts: age of the receivable balance, credit quality of the customer, and past collection experience with the customer. We consider the need to adjust historical information used in our estimates to reflect the extent to which we expect current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. In addition, we include an estimate for charges our customers may dispute as invalid. We recognize estimated credit losses through the income statement, and the allowance for estimated credit losses is recorded in corporate card receivables, net on the condensed consolidated balance sheets.

The following table summarizes the corporate card receivables allowance for expected credit losses for the nine months ended October 31, 2025 and 2024 (in thousands):

	Nine Months Ended October 31,
	2025	2024
Balance at beginning of period	$380	$566
Provision for expected credit losses	2,658	1,926
Amounts written off, recoveries and other adjustments	(947)	(1,583)
Balance at end of period	$2,091	$909
Contract Acquisition Costs
During the three months ended October 31, 2025 and 2024, we capitalized $4.1 million and $5.9 million, respectively, of contract acquisition costs and recognized related amortization expense of $1.6 million and $1.0 million, respectively. During the nine months ended October 31, 2025 and 2024, we capitalized $13.3 million and $16.6 million, respectively, of contract acquisition costs and recognized related amortization expense of $4.2 million and $3.7 million, respectively. Amortization expense is included in sales and marketing expense in the condensed consolidated statements of operations.
NOTE 3 – FAIR VALUE MEASUREMENTS
The following table presents our financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Fair value measurements as of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Redeemable convertible preferred stock warrant liability	—	—	427	427
Embedded derivative liability	—	—	59,820	59,820
Total	$—	$—	$60,247	$60,247
As of October 31, 2025, no financial assets or liabilities are measured at fair value on a recurring basis.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments during the nine months ended October 31, 2025 or the year ended January 31, 2025.
Redeemable Convertible Preferred Stock Warrant Liability
In connection with a loan agreement entered into in December 2015, we issued redeemable convertible preferred stock warrants to purchase 60,757, 30,192, 34,080 and 40,160 shares of Series Seed, Series A, Series A-1 and Series B preferred stock at the stated exercise prices of $0.2469, $0.4968, $0.5853 and $1.8675 per share, respectively.
As of January 31, 2025, 40,160 Series B redeemable convertible preferred stock warrants remained outstanding and were recorded at a fair value of $0.4 million. Immediately prior to the IPO, 40,160 Series B redeemable convertible preferred stock warrants remained outstanding and were recorded at a fair value of $0.9 million. Upon the closing of the IPO on October 31, 2025, these redeemable convertible preferred stock warrants automatically converted to Class A common stock warrants and were reclassified to equity. As of October 31, 2025, 40,160 Class A common stock warrants remained outstanding.

The fair value of the redeemable convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of the redeemable convertible preferred stock warrant liability:

	As of
	October 31, 2025	January 31, 2025
Volatility	50.0%	55.0%
Risk-free interest rate	3.7%	4.1%
Expected term (in years)	2.9	3.9
Dividend yield	—%	—%
Prior to the IPO, the redeemable convertible preferred stock warrant liability was recorded within other non-current liabilities on the condensed consolidated balance sheet as of January 31, 2025. Following the IPO, the redeemable convertible preferred stock warrant liability automatically converted to equity classified Class A common stock warrants recorded within additional paid-in capital on the condensed consolidated balance sheet as of October 31, 2025. Changes in fair value are recorded in gain (loss) on fair value adjustments on the accompanying condensed consolidated statements of operations for the three and nine months ended October 31, 2025 and 2024.
Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value. The change in value of the redeemable convertible preferred stock warrant liability is summarized below (in thousands):

Balance as of January 31, 2025	427
Change in fair value	510
Reclassification to equity	(937)
Balance as of October 31, 2025	$—
Embedded Derivative Liability
The embedded derivative liability is bifurcated from the convertible notes issued in June 2020. In connection with the IPO, the convertible notes automatically converted into shares of Class A common stock, and the embedded derivative liability was extinguished. Refer to Note 7 — Debt for further information regarding the convertible notes and the conversion upon IPO.
Prior to the IPO, the fair value of the embedded derivative liability was computed using a combination of the income approach, the Black-Scholes option pricing model, a probability-weighted estimate of the time to conversion, and other Level 3 inputs. Significant management assumptions and estimates were involved in this determination. The significant unobservable inputs used in measuring the fair value of the embedded derivative liability include the following:

As of
January 31, 2025
Time to expiration (in years)	0.70 - 1.70
Time from conversion to maturity (in years)	0.65 - 1.65
Discount factor	9.0%
Volatility	57.8% - 72.6%
Risk free rate	4.1% - 4.2%
The embedded derivative liability was measured at fair value immediately prior to the conversion of the convertible notes upon the completion of the IPO. The fair value of the embedded derivative liability immediately prior to the completion of the IPO was determined by comparing the fair value of the number of shares issued upon the conversion of the convertible notes at the IPO price to the fair value of the number of shares that would have been issued had the convertible notes converted at a $5 billion valuation cap at a discount to the IPO price.
The change in value of the embedded derivative liability is summarized below (in thousands):

Balance as of January 31, 2025	$59,820
Change in fair value	(25,150)
Extinguishment	(34,670)
Balance as of October 31, 2025	$—
Changes in fair value of the embedded derivative liability are recognized as a component of gain (loss) on fair value adjustments in the accompanying condensed consolidated statements of operations. The loss on extinguishment of the embedded derivative liability was recognized within the condensed consolidated statements of operations during the three months ended October 31, 2025 as a component of the loss on debt extinguishment related to the convertible notes. Refer to Note 7 — Debt for further information regarding the convertible notes.
Simple Agreements for Future Equity (SAFEs) and Common Stock Warrants
During the nine months ended October 31, 2025, we entered into SAFEs with multiple investors. In connection with the IPO, the SAFEs automatically converted into shares of Class A common stock. Refer to Note 7 — Debt for further information regarding the conversion features and terms of the SAFEs.
We issued common stock warrants to investors together with the SAFEs. The number of shares issued upon exercise of the common stock warrants was determined based on a fixed percentage of the fully diluted capitalization prior to the earliest to occur of (a) a deemed liquidation event, (b) a liquidity event, and (c) the date of exercise. The SAFE warrants became exercisable for a fixed number of shares, were reclassified to equity, and were exercised for 1,216,187 shares of Class A common stock in connection with the IPO.
Prior to the IPO, the SAFEs and common stock warrants were measured at fair value on a recurring basis, with changes in fair value recognized as a component of gain (loss) on fair value adjustments in the accompanying condensed consolidated statements of operations. The fair value of the SAFEs was computed using an income approach, and the primary significant unobservable input used in measuring the fair value of the SAFEs was the time until conversion. The fair value of the common stock warrants was computed using the probability weighted expected return method. The significant inputs used in measuring the fair value of the common stock warrants were the number of shares that would be issued upon exercise of the warrants, the time until conversion, and the discount for lack of marketability. Immediately prior to the IPO, the fair value of the SAFEs and common stock warrants were measured at fair value using the IPO price and fully diluted capitalization.
The following table presents a summary of the changes in the fair value of the SAFEs and common stock warrants (in thousands):

	SAFEs	Common stock warrants
Balance as of January 31, 2025	$—	$—
Additions in the period	127,300	27,700
Change in fair value	68,975	2,706
Reclassification to equity	—	(30,406)
Conversion	(196,275)	—
Balance as of October 31, 2025	$—	$—

Other Financial Instruments
The fair value of other financial instruments that are not recognized at fair value on the balance sheet are presented below for disclosure purposes only.

	Fair Value Hierarchy	As of
		October 31, 2025	January 31, 2025
Convertible notes	Level 3	$—	$359,200
Warehouse credit facility	Level 3	$155,728	$210,995
ABL facility	Level 3	$30,440	$—
Trade loan facility	Level 3	—	$45,000
2022 promissory note	Level 3	—	$179,932
Other debt	Level 3	$1,479	$933
NOTE 4 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Capitalized software	$38,978	$42,317
Computers and equipment	7,708	7,349
Fixtures and fittings	3,568	3,561
Leasehold improvements	2,812	2,779
Construction in progress(1)	5,602	2,960
Property, equipment and software, gross	58,668	58,966
Less: accumulated depreciation	(25,933)	(29,428)
Property, equipment and software, net	$32,735	$29,538
________________
(1)Construction in progress consists of leasehold improvements and capitalized software development costs that have not been placed into service.
For the three months ended October 31, 2025 and 2024, depreciation and amortization expense related to property, equipment and software was $4.6 million and $4.6 million, respectively. For the nine months ended October 31, 2025 and 2024, depreciation and amortization expense related to property, equipment and software was $14.2 million and $14.9 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $3.8 million and $3.9 million, respectively, for the three months ended October 31, 2025 and 2024 and $11.2 million and $11.5 million for the nine months ended October 31, 2025 and 2024.
No impairment losses of long-lived assets, including property, equipment and software, and operating lease right-of-use (“ROU”) assets, were recognized during the nine months ended October 31, 2025 and 2024.

Long-Lived Assets, Net
The following table presents long-lived assets, which includes property, equipment and software, net of depreciation and amortization, and operating lease ROU assets, by geographic region (in thousands):

	As of
	October 31, 2025	January 31, 2025
United States	$58,316	$59,181
United Kingdom	9,742	10,633
All other countries	6,301	7,730
Total long-lived assets, net	$74,359	$77,544
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Prepaid expenses	$20,624	$16,965
Payment processor advances(1)	15,304	6,801
Tax receivable	3,035	3,196
Other current assets	21,098	8,666
Total prepaid expenses and other current assets	$60,061	$35,628
________________
(1)Payment processor advances represent amounts prefunded to and held by payment processors in order to fund future customer spend.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Accrued compensation and employee benefits	$35,716	$28,970
Accrued payroll taxes related to stock-based compensation awards	28,651	—
Accrued expenses	31,866	27,354
Accrued deferred offering costs	4,031	—
Amounts due to travel supply partners(1)	51,981	41,665
Reward liability(2)	12,389	11,408
Customer deposits and collateral	19,128	14,319
Corporate tax payable	2,160	4,640
Indirect tax payable	5,020	3,489
Early exercise liability	156	976
Accrued interest	1,349	2,642
Other	2,367	1,335
Total accrued expenses and other current liabilities	$194,814	$136,798
________________
(1)This balance represents the timing difference of when the Company charges customers for certain travel booking transactions, and when the balance is remitted to travel supply partners or needs to be refunded.
(2)This balance represents the vested and unpaid rewards earned by users of our platform.

Other Non-Current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	As of
	October 31, 2025	January 31, 2025
Loss contingency reserves(1)	$8,205	$8,120
Deferred tax liability	8,043	7,655
Taxes payable for unrecognized tax benefits	2,726	2,288
Redeemable convertible preferred stock warrant liability	—	427
NOW Scheme contingency payable(2)	4,229	3,806
Other non-current liabilities	754	653
Total other non-current liabilities	$23,957	$22,949
________________
(1)Loss contingency reserves consist of accruals related primarily to employment taxes.
(2)Refer to Note 12 — Commitments and Contingencies for further information on the NOW Scheme.
Other Income (Expense), Net
The components of other income (expense), net were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Foreign currency exchange gains (losses), net	$(1,886)	$(344)	$5,737	$(995)
Interest income	1,018	1,742	3,221	4,265
SAFE issuance costs expensed	—	—	(2,913)	—
Other, net	324	$(376)	110	(295)
Total other income (expense), net	$(544)	$1,022	$6,155	$2,975
NOTE 5 – BUSINESS COMBINATION
Regent International S.R.L
On June 4, 2024, the Company acquired all outstanding stock of Regent International S.R.L. (“Regent”), a travel and event management company based in Rome, Italy for an aggregate purchase price of $7.9 million in cash. Of the aggregate purchase price, $6.6 million was paid at closing and the remaining $1.3 million was deferred. As of both October 31, 2025 and January 31, 2025, $0.7 million of cash payments remain unpaid.
The transaction is expected to increase the Company’s market share as a provider of travel, corporate card and expense management solutions in Italy and has been accounted for as a business combination. Acquisition costs related to the Regent acquisition were approximately $0.3 million and were expensed as incurred.
The purchase price was allocated to the following assets and liabilities: $11.8 million to current assets, $4.0 million to goodwill, $0.9 million to intangible assets for customer relationships, $0.4 million to other assets, $8.6 million to current liabilities, and $0.6 million to other liabilities.
Goodwill was primarily attributed to the assembled workforce and expanded market opportunities from the Regent acquisition. Of the goodwill from the Regent acquisition, $2.9 million is deductible for U.S. federal income tax purposes. The acquired customer relationships have an estimated useful life of eight years.

The financial results of Regent are included in our condensed consolidated financial statements from the date of acquisition. The financial results and pro forma results of Regent from the date of acquisition are not material and are not separately presented.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The goodwill balance as of October 31, 2025 and January 31, 2025, and the change during the nine months ended October 31, 2025 are as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$219,728
Foreign currency translation impact	13,155
Balance as of October 31, 2025	$232,883
There were no impairments of goodwill recognized during the nine months ended October 31, 2025 and 2024.
Intangible Assets
Intangible assets consisted of the following (in thousands, except years data):

	As of October 31, 2025
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Trade names	14.5	$46,055	$(10,908)	$35,147
Customer relationships	8.0	29,206	(10,227)	18,979
Domain names	12.1	587	(114)	473
Total intangible assets		$75,848	$(21,249)	$54,599

	As of January 31, 2025
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Trade names	15.2	$43,579	$(8,601)	$34,978
Customer relationships	8.6	27,989	(7,921)	20,068
Developed technology	0.3	507	(422)	85
Domain names	12.8	587	(85)	502
Total intangible assets		$72,662	$(17,029)	$55,633
During the three months ended October 31, 2025 and 2024, amortization expense related to intangible assets of $1.3 million and $1.3 million, respectively, was recorded in sales and marketing expense. During the three months ended October 31, 2024, amortization expense related to intangible assets of $0.1 million was recorded in cost of revenue within the condensed consolidated statement of operations. No amortization expense related to intangible assets was recorded in cost of revenue within the condensed consolidated statement of operation during the three months ended October 31, 2025. During the nine months ended October 31, 2025 and 2024, amortization expense related to intangible assets of $3.8 million and $3.7 million, respectively, was recorded in sales and marketing expense, and $0.1 million and $0.2 million, respectively was recorded in cost of revenue within the condensed consolidated statements of operations.

The expected future amortization expenses related to intangible assets as of October 31, 2025 were as follows (in thousands):

Year Ended January 31,	Amount
Remainder of 2026	$1,271
2027	5,085
2028	4,885
2029	4,867
2030	4,789
Thereafter	33,702
Total	$54,599
There were no impairments of intangible assets recognized during the nine months ended October 31, 2025 and 2024.
NOTE 7 – DEBT
The Company had the following debt outstanding (in thousands):

	As of
	October 31, 2025	January 31, 2025
Convertible notes	$—	$125,000
Warehouse credit facility	168,174	214,238
Trade loan facility	—	45,000
ABL facility	37,000	—
Notes payable:
2022 promissory note	—	150,000
Other debt	1,459	968
Total notes payable	1,459	150,968
Total principal amount of debt and borrowings	206,633	535,206
Less: unamortized debt discount and issuance costs	—	(11,324)
Plus: accrued interest	—	94,056
Net carrying value of debt and borrowings	$206,633	$617,938
Warehouse Credit Facility
In November 2022, Liquid Labs SPV, LLC (“Liquid Labs”), a wholly-owned subsidiary of the Company, entered into a loan agreement with a group of lenders for a revolving warehouse credit facility (“Warehouse Credit Facility”). Under the original terms of the agreement, the Warehouse Credit Facility had a maturity date of February 18, 2025, or earlier pursuant to the loan agreement, and had a total commitment amount of $200.0 million, consisting of a Class A facility and a Class B facility for $171.1 million and $28.9 million, respectively. The Warehouse Credit Facility was established to finance the Company’s corporate payments offering. Borrowings on the Warehouse Credit Facility bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the loan agreement. The Warehouse Credit Facility has a minimum utilization of 50% of the committed amount, and any unused portion of the Warehouse Credit Facility will bear interest at 0.5% per annum. Borrowings under the Warehouse Credit Facility are secured by the corporate card receivables.
The Warehouse Credit Facility has been amended multiple times over the term to change the borrowing capacity and maturity date. In April 2025, we executed an amendment to extend the term of the

Warehouse Credit Facility through February 18, 2028. As of October 31, 2025, the borrowing capacity under the Warehouse Credit Facility is $250.0 million.
The Warehouse Credit Facility contains mandatory and optional redemption features upon an event of default and other potential additional interest provisions that are bifurcated and treated as embedded derivative liabilities under the accounting guidance ASC 815, Derivatives and Hedging. At inception of the Warehouse Credit Facility, and as of October 31, 2025, the fair value of the embedded derivative liabilities was determined to be immaterial.
We incurred upfront commitment fees of $2.0 million for the Warehouse Credit Facility when the agreement was executed, an incremental $1.4 million upon the execution of various amendments in the year ended January 31, 2025, and an incremental $2.8 million upon the extension of the Warehouse Credit Facility during the nine months ended October 31, 2025. These upfront commitment fees were recorded as a deferred cost asset on the balance sheet and are amortized on a straight-line basis as incremental interest expense.
During the nine months ended October 31, 2025 and 2024, we drew down an aggregate of $35.0 million and $37.8 million, respectively. During the nine months ended October 31, 2025 and 2024, we repaid $81.1 million and $5.0 million of Warehouse Credit Facility, respectively.
During the three months ended October 31, 2025 and 2024, we recognized $3.8 million and $6.1 million, respectively, of interest expense, comprised of $3.5 million and $5.7 million, respectively, of interest paid and payable, and $0.3 million and $0.4 million, respectively, for the amortization of debt issuance costs. During the nine months ended October 31, 2025 and 2024, we recognized $12.6 million and $17.5 million, respectively, of interest expense, comprised of $11.6 million and $16.5 million, respectively, of interest paid and payable, and $1.0 million and $1.0 million, respectively, for the amortization of debt issuance costs.
As of October 31, 2025 and January 31, 2025, we remain in compliance with the covenants of the loan agreement.
ABL Facility
In March 2025, the Company executed an asset-based lending revolving line of credit (the “ABL Facility”) with Citibank, N.A. (“Citibank”) which matures in March 2028. The ABL Facility has a borrowing limit of $100.0 million and incurs interest at SOFR plus 2.5%. Any unused portion of the ABL Facility will bear interest at 0.25% per annum. The available borrowings are based on eligible U.S. and UK travel receivables. Repayment is required if borrowings exceed stated limits. We may voluntarily prepay outstanding borrowings at any time without premium or penalty, other than customary breakage costs. We incurred fees of $1.6 million associated with entering into the ABL Facility, which are capitalized and amortized over the term.
As of October 31, 2025, the Company had a total outstanding balance of $37.0 million on the ABL Facility. The ABL Facility contains certain affirmative or negative covenants including, among other things, restrictions on repurchases of stock, dividends, and other distributions. As of October 31, 2025, we were in compliance with all covenants.
During the three months ended October 31, 2025, we recognized $0.8 million of interest expense, comprised of $0.7 million of interest paid and payable, and $0.1 million for the amortization of debt issuance costs.
During the nine months ended October 31, 2025, we recognized $2.2 million of interest expense, comprised of $1.9 million of interest paid and payable, and $0.3 million for the amortization of debt issuance costs.

Contractual principal payments
Future payments of principal associated with other notes payable are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$1,055
2027	335
2028	69
2029	—
2030	—
Thereafter	—
Total debt outstanding	$1,459
Less: Notes payable, current	(1,329)
Notes payable, non-current	$130
Convertible Notes
In June 2020, we issued convertible notes of $125.0 million in aggregate principal amount, net of $2.9 million in debt issuance costs, with an initial maturity of June 2025. During the year ended January 31, 2025, the holders exercised their option to extend the term of the convertible notes by two years from June 2025 to June 2027. Prior to conversion, interest accrued on the principal amount at an initial rate of 7.5% per annum and was added to the principal as payment in kind (“PIK”) interest and compounded semi-annually. Beginning in June 2022, the stated interest rate escalated 1.0% biannually to 12.5% per annum through maturity. The interest rate remained unchanged through the extended term. The convertible notes contained certain affirmative or negative covenants applicable to the Company, including, among other things, restrictions on repurchases of stock, dividends and other distributions.
The convertible notes also contained embedded features, including conversion options that were exercisable upon the occurrence of various contingencies. The conversion options involved a discount to the conversion price ranging from 20% to 35% that increased with the passage of time. The share-settled redemption features of the convertible notes represented embedded derivatives requiring bifurcation. We recorded the initial fair value of the embedded derivative liability of $43.1 million as a discount on the convertible notes’ face amount. Refer to Note 3 — Fair Value Measurements for additional detail regarding the embedded derivative liability. The debt discount was amortized to interest expense at an effective interest rate of 13.5% through the extended maturity date. If no conversion or settlement event was triggered prior to the notes’ maturity, the convertible notes would have been redeemed at a 12.5% internal rate of return (“IRR”). The 12.5% IRR payout at maturity was incorporated into the effective interest rate calculation.
As of January 31, 2025, the convertible notes were presented within convertible notes on the condensed consolidated balance sheets at their original issuance value plus PIK interest, net of the unamortized debt discount and issuance costs, and were not marked to fair value at each reporting period.
In connection with the IPO, the convertible notes automatically converted into 12,827,963 shares of Class A common stock at a 35% discount to the IPO price. The Company recognized an $84.1 million loss on the debt extinguishment. The loss on extinguishment of debt was recognized within the condensed consolidated statements of operations during the three months ended October 31, 2025.

Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Amortization of debt discount	$509	$1,076	$1,327	$5,684
Amortization of debt issuance costs	34	72	89	380
PIK interest	6,210	5,501	18,107	15,478
Total non-cash interest expense	$6,753	$6,649	$19,523	$21,542
SAFEs
During the nine months ended October 31, 2025, we entered into SAFEs with multiple investors in exchange for cash proceeds (the “Purchase Amount”) of $155.0 million, with an interest rate of 12% per annum. We issued common stock warrants to investors together with the SAFEs. Refer to Note 3 — Fair Value Measurements for further information regarding the common stock warrants.
We incurred debt issuance costs of $2.9 million in connection with the issuance of the SAFEs and common stock warrants, which were expensed when incurred and are presented within other income (expense), net in the accompanying condensed consolidated statements of operations.
In connection with the IPO, the SAFEs automatically converted into 7,851,008 shares of our Class A common stock at a 15% discount to the IPO price.
Vista Facility
In February 2025, we entered into a credit agreement with VCP Capital Markets, LLC, under which we issued term loans to lenders in exchange for proceeds of $130.0 million, with a maturity date of February 24, 2030 (the “Vista Facility”). In connection with the Vista Facility, we issued warrants covering 486,588 shares of common stock. The principal amount accrued cash interest at a floating rate based on SOFR plus 5%, and PIK interest of 1.5%. Interest was payable every three months in arrears, and PIK interest was added to the principal balance and compounded every three months.
Upon closing of the Vista Facility, the common stock warrants had a fair value of $11.0 million which was recorded as a debt discount. We incurred $3.6 million of debt issuance costs, which were recorded as a reduction to the debt liability. The debt discount and debt issuance costs were amortized to interest expense at an effective interest rate of 12.8% over the term of the loan. The common stock warrants were recorded within the condensed consolidated balance sheets as additional paid-in capital.
In connection with the IPO, we paid $133.7 million to settle the Vista Facility and recognized a $13.3 million loss on the debt extinguishment. We did not incur a prepayment penalty under the terms of the facility because we prepaid the Vista Facility in connection with a qualified IPO. The loss on extinguishment of debt was recognized within the condensed consolidated statements of operations during the three months ended October 31, 2025. We were in compliance with all affirmative or negative covenants as of the settlement date. The common stock warrants issued in connection with the Vista Facility were net exercised for 486,005 shares of Class A common stock in connection with the IPO.

Interest expense related to the Vista Facility was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Amortization of debt discount	$436	$—	$1,108	$—
Amortization of debt issuance costs	144	—	366	—
PIK interest	502	—	1,355	—
Cash interest	3,092	—	8,395	—
Total interest expense	$4,174	$—	$11,224	$—
Trade Loan Facility
In June 2024, the Company entered into a loan agreement with Citibank for an uncommitted revolving line of credit facility (“Trade Loan Facility”), which was subsequently amended in July 2024 with changes to certain legal requirements. The loan agreement provided for a credit facility of up to $45.0 million. Borrowings under the facility required repayment subject to the terms of each borrowing request, subject to a maximum term of 90 days. Borrowings on the Trade Loan Facility incurred interest on a floating rate based on SOFR plus 2%. Borrowings under the Trade Loan Facility were secured by the Company’s billed accounts receivables. During the nine months ended October 31, 2025, we paid $45.3 million to settle the Trade Loan Facility, comprised of $45.0 million for the outstanding balance and $0.3 million for interest. No balances remain outstanding as of October 31, 2025.
2022 Promissory Note
In September 2022, the Company issued a promissory note (the “2022 Promissory Note”) to a lender for $150.0 million with a maturity date of September 26, 2025. In conjunction with the 2022 Promissory Note, we issued 599,280 common stock warrants. Interest accrued on the principal amount at 11.5% per annum and was comprised of cash interest of 4% and PIK interest of 7.5%. Interest was payable quarterly in arrears and PIK interest was added to the principal balance and compounded on a quarterly basis. We had the option to prepay the 2022 Promissory Note at any time for a prepayment amount equal to the greater of: (a) 1.3 times the original promissory note amount of $150.0 million, plus any unpaid interest and expenses then accrued and unpaid as of such date, and (b) the aggregate principal amount as of such date, plus any unpaid interest and expenses then accrued and unpaid as of such date.
At issuance of the 2022 Promissory Note, the fair value of the common stock warrants was $11.8 million and was recorded as a debt discount. Debt issuance costs were approximately $0.1 million, consisting of advisor fees, legal fees, and other related expenses. Both amounts were recorded as a reduction of the carrying amount of the debt liability. The debt discount and debt issuance costs were amortized to interest expense at an effective interest rate of 14.5% over the term of the loan. The common stock warrants were subsequently exercised during the year ended January 31, 2023.
In February 2025, we paid $198.1 million to settle the 2022 Promissory Note and recognized a $20.5 million loss on the debt extinguishment. The loss on extinguishment of debt is recognized within the condensed consolidated statements of operations. We were in compliance with all affirmative or negative covenants as of the settlement date.

Interest expense related to the 2022 Promissory Note was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Amortization of debt discount	$—	$1,084	$298	$2,998
Amortization of debt issuance costs	—	9	3	25
PIK interest	—	3,254	839	9,515
Cash interest	—	1,736	448	5,076
Total interest expense	$—	$6,083	$1,588	$17,614
NOTE 8 – VARIABLE INTEREST ENTITIES
VIEs are legal entities that lack sufficient equity to finance their activities without future subordinated financial support. We consolidate the assets and liabilities of VIEs in which we hold a variable interest and are the primary beneficiary.
Liquid Labs
In August 2022, we created Liquid Labs, a Delaware limited liability company, with the Company as the sole shareholder. Liquid Labs was established to facilitate the funding of the corporate card offering by purchasing receivables from the Company using proceeds from the Warehouse Credit Facility. Refer to Note 7 — Debt for further information on the Warehouse Credit Facility.
The Company is a limited guarantor of certain obligations of Liquid Labs related to the Warehouse Credit Facility. During the periods presented, the Company has not provided financial support to Liquid Labs. Under the Warehouse Credit Facility, Liquid Labs pledges corporate card receivables purchased from the Company as collateral.
We have determined Liquid Labs is a VIE as the equity at risk is not sufficient to finance Liquid Labs’ operations. As the sole shareholder and holder of 100% of the equity investment in the entity, we consolidate Liquid Labs as we are the primary beneficiary.
Pursuant to the contractual arrangements with Liquid Labs, the Company has the power to direct activities of the VIE and can have assets transferred freely out of the VIE without any restrictions. Therefore, we have determined that there is no asset of the consolidated VIE that can be used only to settle obligations of the VIE. The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. As a result, the material liabilities of the VIE are separately presented within the condensed consolidated balance sheets.

The carrying amounts of Liquid Labs’ assets and liabilities included in our condensed consolidated balance sheets are summarized below (in thousands):

	As of
	October 31, 2025	January 31, 2025
Balance Sheet Data of Liquid Labs
Restricted cash, current	$16,205	$57,535
Corporate card receivables(1)	$192,942	$158,124
Prepaid expenses and other current assets	$1,281	$1,001
Other non-current assets	$1,708	$83
Accrued expenses and other current liabilities	$1,239	$1,552
Warehouse Credit Facility	$168,174	$214,238
________________
(1)Corporate card receivables as of October 31, 2025 and January 31, 2025 represent pledged customer receivables from Navan, Inc. to Liquid Labs.
NOTE 9 – EQUITY INCENTIVE PLANS
2015 Equity Incentive Plan and 2025 Equity Incentive Plan
In September 2025, the Company’s Board of Directors (the “Board of Directors”) adopted, and in     October 2025, the stockholders approved, the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan became effective upon the effectiveness of the registration statement for the Company’s IPO. No further grants will be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2025 Plan, the “Plans”). The 2025 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of our affiliates.
In connection with the IPO, the Board of Directors and the Company’s stockholders approved up to 82,887,502 shares of Class A common stock to be reserved for issuance under the 2025 Plan, consisting of 35,000,000 new shares plus up to 47,887,502 shares underlying outstanding awards granted under our 2015 Plan that may become available for issuance under the 2025 Plan from time to time that, after the date the 2025 Plan became effective, are either not issued (due to the awards expiring or being settled in cash), are forfeited or repurchased due to failure to vest, or are withheld to satisfy the exercise, strike, or purchase price or tax withholding obligations. In addition, subject to any capitalization adjustments made as provided under the 2025 Plan, the aggregate number of shares authorized for issuance will automatically increase on the first day of each fiscal year for a period of ten years commencing on the first day of the fiscal year ending January 31, 2027 and ending on (and including) the first day of the fiscal year ending January 31, 2036, in an amount equal to 5% of the total number of shares of common stock of the Company outstanding on the last day of the preceding fiscal year; provided, however, that the Board of Directors may act prior to the first day of a given fiscal year to provide that the increase for that fiscal year will be a lesser number of shares.
As of October 31, 2025, 38,567,992 shares of Class A common stock remain available for issuance under the 2025 Plan.
The exercise price of options granted under the Plans must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant as determined by the Board of Directors. During the nine months ended October 31, 2025, no options have been granted to purchase stock at a price less than its fair value as determined by the Board of Directors at the time of grant.

Early Exercise of Common Stock — Certain stock options granted under the 2015 Plan provide option holders the right to elect to exercise unvested options in exchange for shares of common stock. Such unvested shares of common stock are subject to a repurchase right held by the Company at the original issuance price in the event the optionee’s service to the Company is terminated either voluntarily or involuntarily. The repurchase right lapses as the underlying shares vest. The proceeds from the early exercise of stock options are treated as a refundable deposit and are recorded within accrued expenses and other liabilities on the condensed consolidated balance sheets, and reclassified to additional paid-in capital as the Company’s repurchase right lapses. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares of common stock outstanding in the condensed consolidated balance sheets and statements of redeemable convertible preferred stock and stockholders’ deficit.
As of October 31, 2025 and January 31, 2025, there were 9,543 and 49,761 shares, respectively, subject to repurchase due to early exercises and the corresponding liability was $0.2 million and $1.0 million respectively.
Stock Options — Options granted under the Plans continue to vest until the last day of employment and generally vest over four years and expire 10 years from the date of grant. The fair value of the stock options granted was estimated using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Expected volatility	56.40% - 56.68%	58.75% - 59.27%	56.40% - 58.49%	58.75% - 60.19%
Risk-free interest rate	3.79% - 3.97%	3.86% - 3.88%	3.79% - 4.07%	3.86% - 4.60%
Expected term (in years)	6.02 - 6.08	5.49 - 6.02	5.23 - 6.08	5.41 - 6.06
Expected dividend yield	—%	—%	—%	—%
Fair Value of Common Stock — Given the absence of a public trading market prior to the IPO, the fair value of the Company’s common stock was previously determined by the Board of Directors based on a number of factors, including contemporaneous valuations of common stock performed by an unrelated valuation specialist, developments in the business and stage of development, the Company’s operational and financial performance and condition, issuances of redeemable convertible preferred stock and the rights and preferences of redeemable convertible preferred stock relative to common stock, current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, and the lack of marketability of the Company’s common stock. For financial reporting purposes, the Company considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. The determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.
Dividend Yield — The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future and applied an expected dividend yield of zero.
Risk-Free Interest Rate — The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option.
Expected Volatility — The volatility is derived from the average historical stock volatilities of peer group public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the stock-based grants.
Expected Term — The expected term represents the period that stock-based awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the expected term for options issued to employees was calculated as the mean of the option vesting period and contractual term (the “Simplified Method”). The expected term for options issued to non-employees is the contractual term.
Stock Option Modifications — During the nine months ended October 31, 2025 , the Company modified certain stock option awards in connection with the termination of two former employees to extend the post-termination exercise period. The Company measured the modification charge as the difference between the fair value of the modified awards and the fair value of the original awards immediately prior to the modification. The incremental fair value associated with the modified awards during the nine months ended October 31, 2025 was $0.3 million, which was recognized at the modification date.
The following table summarizes stock option activity for the nine months ended October 31, 2025 (in thousands, except price per share, share and years data):

	Number of Stock Options Outstanding	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2025	40,971,097	$12.80	7.0	$402,471
Granted	3,571,419	$23.35
Exercised	(2,894,372)	$8.19		$48,309
Cancelled/forfeited/expired	(1,908,822)	$16.41
Balance as of October 31, 2025	39,739,322	$13.90	6.4	$253,242
Vested and expected to vest as of October 31, 2025	39,739,322	$13.90	6.4	$253,242
Exercisable as of October 31, 2025	29,397,559	$12.12	5.6	$239,926
The weighted-average grant date fair value of options granted during the nine months ended October 31, 2025 and 2024, was $13.76 and $11.62 per share, respectively. The intrinsic value of options exercised for the nine months ended October 31, 2025 and 2024 was $48.3 million and $3.1 million, respectively. The aggregate grant-date fair value of options that vested during the nine months ended October 31, 2025 and 2024, was $51.3 million and $118.0 million, respectively. As of October 31, 2025, there was approximately $108.1 million of unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units with Performance Conditions
The Company has granted RSUs that vest upon the satisfaction of both time-based service and performance-based conditions. The time-based service condition for these RSUs is generally four years. The performance-based vesting condition was satisfied in connection with the Company’s IPO. Upon employee termination, RSUs that have satisfied the service condition remain outstanding until the earlier of a liquidity event or the expiration date, which is 10 years from the date of grant.

The following table summarizes the activity related to RSUs with performance-based conditions for the nine months ended October 31, 2025:

	Number of Shares Subject to RSUs	Weighted-Average Grant Date Fair Value
Unvested balance as of January 31, 2025	4,551,847	$20.14
Granted	4,549,447	$24.09
Forfeited	(609,793)	$20.63
Vested	(1,643,459)	$19.00
Unvested and outstanding as of October 31, 2025	6,848,042	$22.99
The performance-based vesting condition was satisfied upon the effective date of our registration statement on Form S-1 in connection with our IPO. On that date, we recorded cumulative stock-based compensation expense of $81.8 million using the accelerated attribution method for RSUs for which the service-based vesting condition had been fully or partially satisfied prior to the IPO. Of the total cumulative stock-based compensation expense of $81.8 million, we capitalized $0.9 million related to software development. As of October 31, 2025, there was approximately $108.2 million of unrecognized stock-based compensation expense related to RSUs with performance-based vesting conditions that have not met the service condition, which is expected to be recognized over a weighted-average period of 3.4 years.
Restricted Stock Units with Service-Only Conditions
The following table summarizes the activity related to RSUs with service-only conditions for the nine months ended October 31, 2025:

	Number of Shares Subject to RSUs	Weighted-Average Grant Date Fair Value
Unvested balance as of January 31, 2025	102,000	$22.38
Granted	1,715,807	$24.55
Forfeited	(23,166)	$23.39
Vested	(25,500)	22.38
Unvested balance as of October 31,	1,769,141	$24.47
Vested and not yet settled	25,500	$22.38
Outstanding as of October 31, 2025	1,794,641	$24.44
During the nine months ended October 31, 2025, the Company recognized $2.9 million of stock-based compensation expense for RSUs with service-only vesting conditions. As of October 31, 2025, there was approximately $41.0 million of unrecognized compensation cost related to these unvested RSUs, which is expected to be recognized over a weighted-average period of 3.7 years.

Stock-based Compensation Expense
Stock-based compensation is included in the following components of expenses within the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue	$6,131	$1,683	$8,033	$3,525
Research and development	24,955	9,562	39,326	23,181
Sales and marketing	27,863	5,426	35,601	13,040
General and administrative	40,233	7,903	52,131	19,741
Total stock-based compensation expense, net of amounts capitalized	$99,182	$24,574	$135,091	$59,487
Capitalized stock-based compensation	2,127	686	3,522	1,782
Total stock-based compensation cost	$101,309	$25,260	$138,613	$61,269
2025 Employee Stock Purchase Plan
The Board of Directors adopted, and the Company's stockholders approved, the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective in connection with the IPO. A total of 5,000,000 shares of Class A common stock were initially reserved for sale under the 2025 ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on the first day of each of our 2027 through 2036 fiscal years, by the lesser of (i) 1% of the total number of shares of all classes of our common stock outstanding on the last day of the previous fiscal year or (ii) 5,000,000 shares; provided that before the date of any such increase, the 2025 ESPP’s administrator may determine that such increase will be less than such amount.
Subject to any limitations contained therein, the 2025 ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share. As of October 31, 2025 no shares have been purchased under the 2025 ESPP.
NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the Company’s IPO, all of the Company’s then-outstanding shares of redeemable convertible preferred stock were automatically converted into 146,599,125 shares of voting common stock and, in connection with the IPO, all shares of voting common stock underlying the redeemable convertible preferred stock were reclassified into an equivalent number of shares of Class A common stock.
In connection with the Company’s IPO, the Restated Certificate became effective, which authorized the issuance of 20,000,000 shares of preferred stock with a par value of $0.00000625 per share with rights and preferences, including voting rights, designated from time to time by the Board of Directors.

The following tables summarize the Company’s outstanding redeemable convertible preferred stock (collectively, the “Preferred Stock”, as of January 31, 2025 and prior to the completion of the Company’s IPO, (in thousands, except price per share amounts and share data)):

	As of January 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Original Issuance Price Per Share	Liquidation Amount	Carrying Value
Series Seed	16,934,856	16,934,839	$0.25	$4,181	$4,729
Series A	20,382,688	20,382,673	0.50	10,125	10,288
Series A-1	21,353,147	21,353,143	0.59	12,500	12,670
Series B	27,505,170	27,465,006	1.87	51,225	51,153
Series C	21,158,278	19,770,427	7.21	142,454	142,398
Series C-1	1,387,848	1,387,848	7.21	10,000	9,996
Series D	12,592,724	12,592,720	22.23	279,917	279,676
Series E	13,859,852	13,859,845	26.12	362,000	361,700
Series F	8,501,429	8,501,424	32.35	275,000	274,827
Series G	8,010,956	2,670,319	37.45	100,000	99,794
Series G-1	5,340,637	1,441,963	37.45	54,000	53,890
	157,027,585	146,360,207		$1,301,402	$1,301,121
As of October 31, 2025, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
In connection with the IPO, the Company adopted an amended and restated certificate of incorporation and amended and restated bylaws, which became effective immediately prior to the completion of the IPO and authorized 2,070,000,000 shares of capital stock, consisting of: (a) 2,050,000,000 shares of Common Stock divided into two series with (i) 2,000,000,000 shares of the Common Stock being a series designated as Class A common stock and (ii) 50,000,000 shares of the Common Stock being a series designated as Class B common stock; and (b) 20,000,000 shares of undesignated preferred stock. In addition, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 146,599,125 shares of Class A common stock.
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 30 votes per share and is convertible into one share of Class A common stock.
The holders of both Class A and Class B common stock are entitled to receive dividends pro rata, on an equal priority, pari passu basis whenever funds are legally available therefor and when, as, and if declared by the Board of Directors.

Common stock reserved for issuance as of October 31, 2025 and January 31, 2025 are summarized as follows:

	As of
	October 31, 2025	January 31, 2025
Redeemable convertible preferred stock	—	146,360,207
Stock options issued and outstanding	39,739,322	40,971,097
RSUs issued and outstanding	8,642,683	4,653,847
Shares of common stock available for future grants	38,567,992	5,486,445
Redeemable convertible preferred stock warrants	—	40,160
Common stock warrants	40,160	—
Total common stock reserved for issuance	86,990,157	197,511,756
NOTE 11 - INCOME TAXES
The Company's provision for income tax expense and the effective tax rates are as follows (in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Income Tax Provision	$3,465	$5,169	$11,508	$9,465
Effective Tax Rate	(1.6)%	(14.1)%	(3.7)%	(7.6)%
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the relevant period. In each quarter, the Company updates their estimated annual ETR and makes a year-to-date calculation of the provision.
The Company’s provision for income taxes was $3.5 million and $5.2 million, for the three months ended October 31, 2025 and 2024, respectively. The Company's provision for income taxes was $11.5 million and $9.5 million, for the nine months ended October 31, 2025 and 2024, respectively.
The effective tax rates for the three and nine months ended October 31, 2025 and 2024 differed from the federal statutory tax rate primarily due to the Company’s full valuation allowance on U.S. federal and certain state deferred tax assets, partially offset by foreign income taxed at rates higher than the U.S. statutory rate.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system to allow for the immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal 2026, for which we do not anticipate a material impact on our effective tax and cash tax rates. The Company is continuing to evaluate the future impact of these tax law changes on its financial statements.
The Company has evaluated all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. As of October 31, 2025, the Company continues to maintain valuation allowances against its U.S. federal, certain states and certain foreign deferred tax assets
The Company is subject to income tax audits in the United States and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years. It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties primarily related to the purchase of cloud hosting arrangements and software subscriptions. The table below presents the summarized purchase obligations as of October 31, 2025 (in thousands):

	Payments Due By Period as of October 31, 2025
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Purchase obligations	$38,672	$17,661	$18,961	$2,050	$—
Litigation
In the ordinary course of business, the Company may be subject from time to time to various litigation and administrative proceedings, disputes or claims. In the event that the Company becomes a party to litigation in the future, the Company will record a liability when a loss is considered probable and the amount can be reasonably estimated. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis. As of October 31, 2025, the Company is not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
Repayment of Government Grants
During the years ended January 31, 2022 and 2021, the Company received $6.0 million in grants from the Dutch government under the NOW Scheme. The Company’s application for relief under the NOW Scheme is currently under review. If the Dutch government concludes that the Company does not qualify under the conditions stipulated for the government grants, the Company may have to repay the Dutch government for grants provided. We recognized the $6.0 million in grants received as a liability in the period received.
During the year ended January 31, 2023, the Company received a tentative payment schedule from the Dutch government. The NOW Scheme liability balances as of October 31, 2025 and January 31, 2025, and the changes during the nine months ended October 31, 2025 are as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$4,315
Repayments	—
Foreign currency translation impact	480
Balance as of October 31, 2025	$4,795
Less: balance in accrued expenses and other current liabilities	(566)
Balance in other non-current liabilities	$4,229
As of October 31, 2025, the Company’s application for relief is still under review with the governmental authorities.

NOTE 13 – EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering certain U.S. employees. Participants may contribute a portion of their compensation to the 401(k) Plan, subject to limitations under the Internal Revenue Code. The Company also maintains certain other defined contribution plans outside of the United States, for which it provides contributions for participating employees in the regions in which matching contributions is applicable. The Company’s contributions for all defined contribution retirement plans was $1.9 million and $1.7 million for the three months ended October 31, 2025 and 2024, respectively, and $5.7 million and $4.4 million for the nine months ended October 31, 2025 and 2024, respectively.
NOTE 14 – NET LOSS PER SHARE
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are the same for both Class A and Class B common stock on both an individual and combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(225,389)	$(41,882)	$(325,269)	$(134,426)
Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	49,258,348	45,324,084	46,884,867	45,210,172
Net loss per share attributable to common stockholders, basic and diluted	$(4.58)	$(0.92)	$(6.94)	$(2.97)
During the nine months ended October 31, 2025 and 2024, the Company was in a net loss position. As a result, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of October 31,
	2025	2024
Redeemable convertible preferred shares	—	146,360,207
Stock options issued and outstanding	39,739,322	41,395,462
RSUs issued and outstanding	8,642,683	2,993,378
Warrants to purchase redeemable convertible preferred stock	—	40,160
Warrants to purchase common stock	40,160	—
Shares of common stock subject to repurchase	9,543	64,486
Convertible notes	—	13,469,130
Total antidilutive securities	48,431,708	204,322,823

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes as disclosed in our final prospectus dated October 29, 2025, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 31, 2025 (the “Prospectus”). The following discussion contains forward looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements,” of this Quarterly Report on Form 10-Q and the section titled “Risk Factors” in our Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Navan is an end-to-end, AI-powered software platform built to simplify the global business travel and expense (“T&E”) experience, benefiting users, customers, and suppliers. From day one, we leveraged technology to reimagine business travel. We built a comprehensive platform that serves as the foundation for further disruption. We deliver delightful, personalized experiences for users, efficiency and control for customers, and direct market access for suppliers — all powered by our proprietary AI framework, Navan Cognition.
We generate revenue on a usage or subscription basis from the following:
•Customers: Our customers include companies and organizations that contract with us to provide their employees (our users) with access to our Travel offerings or Expense Management offering. We typically enter into annual or multi-year contracts whereby customers pay a per-trip or per-transaction fee for access to our Travel offering or on-demand Travel Management offerings (our VIP, Meetings and Events, and Bleisure offerings) and pay an annual subscription fee for access to our Expense Management offering.
•Suppliers: Our suppliers include airlines, hotels, rental car companies, rail carriers, and providers of global distribution systems (“GDS”). We earn revenue from our suppliers in the form of commissions based on the dollar volume of bookings made by users on our platform and a commission rate for each supplier.
•Payment partners: Our payment partners primarily include corporate card payment processors and card issuing partners. We earn revenue from our payment partners from fees based on the dollar volume of spend on our corporate cards.
Initial Public Offering
On October 31, 2025, we completed our initial public offering (the “IPO”) in which we issued and sold 30,000,000 shares of our Class A common stock at a public offering price of $25.00 per share, which resulted in net proceeds of $713.3 million after deducting underwriting discounts and before deducting offering costs. In addition, selling stockholders sold 6,924,406 shares of Class A common stock in the IPO at the public offering price of $25.00 per share. We did not receive any proceeds from the sale of Class A common stock by the selling stockholders.

Key Business Metrics
We monitor and review a number of metrics, including the following key business metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information in assessing our operating performance.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Growth	2025	2024	% Growth

	(dollars in billions)
Gross booking volume (GBV)	$2.6	$1.9	40%	$6.8	$5.0	36%
Payment volume	$1.1	$1.0	12%	$3.1	$2.8	11%
Gross Booking Volume (GBV)
We define GBV as the total amount paid for valid bookings on our platform, measured on a booked basis and inclusive of total price, taxes, and fees, and adjusted for cancellations and refunds. We generate GBV through hotel, flight, car, and rail bookings, along with usage of our Meetings and Events, VIP, and Bleisure offerings by our customers. We expand GBV by growing our customer base, managing more business travel spend on our platform, and introducing new offerings to address different types of business travel.
Payment Volume
We define payment volume as the aggregate dollar amount of spend through Navan issued cards, settled for a given period and net of any chargebacks, cancellations, or refunds. Our payment volume grows as we increase adoption and usage of our Corporate Payments offering, where we support and issue our own cards.
Key Factors Affecting Our Performance
Acquiring New Customers
We believe there is substantial opportunity to continue to grow our customer base across both the managed and unmanaged categories, as well as across both our direct sales-led growth (“SLG”) channel (in which qualified sales professionals actively identify, engage, and support prospective customers through the evaluation and purchasing process) and our product-led growth (“PLG”) channel (in which our platform and our suite of offerings serve as the primary drivers of customer acquisition, expansion, and retention). As such, we will continue to invest in sales and marketing to drive awareness of our platform in order to continue adding new customers. As of January 31, 2025, we had over 10,000 active customers, respectively, on our platform across a broad range of sizes, regions, and industries. We define an active customer as a customer that has transacted on the Navan platform six or more times in the 12 months preceding the measurement date and that has generated any form of usage-based revenue from a user’s booking on our platform during this period. A single company or organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into agreements with multiple parties within that company or organization.
Expanding Within our Existing Customer Base
We expect to continue investing in our Customer Success teams within our sales and marketing function to drive more revenue from our existing customers. We typically land our customers with our Travel platform. As we help our customers realize the benefits of our platform, we expect them to adopt and engage with additional offerings, including Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure. As of January 31, 2025, 36% of our customers attached to three or more offerings. This added value for customers also benefits our own financial performance. To measure the effectiveness of our land and expand strategy, we track the Net Revenue Retention Rate (“NRR”) from our existing customers, which remained above 110% as of January 31, 2025. We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth.
We determine NRR on an annual basis to account for seasonality in our business. To calculate NRR as of a given fiscal year end, which fiscal year is referred to as the “Current Period,” we first identify a cohort of customers, referred to as the “Customer Cohort,” for the fiscal year prior to the Current Period, which fiscal year is referred to as the “Base Period.” To be included in the Customer Cohort, a customer must have been an active customer as of the beginning and the end of the Base Period. We then divide total annual revenue from the Customer Cohort in the Current Period, referred to as Current Period Revenue, by total annual revenue from the Customer Cohort in the Base Period, referred to as Base Period Revenue, to derive our annual NRR as of the end of the Current Period.
Current Period Revenue (i) includes any expansion, contraction, or attrition from the Customer Cohort during the Current Year Period and (ii) excludes any revenue from new customers acquired during the Current Period. Any customer in the Customer Cohort that did not transact on our platform during the Current Period remains in the calculation and, as a result, does not contribute to Current Period Revenue.
We intend to continue investing in enhancing awareness of our brand and developing more offerings, features and functionality, which we believe are important factors to achieve widespread adoption of all our offerings. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our platform and technologies, competition, pricing, and overall changes in our customers’ T&E spending levels.
Sustaining Innovation and Leadership
Our success is dependent on our ability to sustain our leadership in innovation and technology. We have invested heavily in building out Navan Cloud, our global infrastructure, which is designed to enable the delivery of a wide range of travel content to our customers. We intend to continue investing in our infrastructure to ensure that our customers have a broad array of options and choices when using our platform.
To further enhance customer choice and flexibility, we developed Navan Connect, which allows customers to integrate their existing systems and preferences and offers actionable real-time visibility and policy enforcement for business expense management. While Connect does not itself generate revenue for Navan, we believe the flexibility it offers our customers helps drive easier and faster adoption of our Expense Management offering.
We have also invested significantly in AI to help make every step of the pre-booking, in-travel, and post-trip process as appealing and automated as possible. We view these investments as important tools to improve the efficiency of the booking process, how we operate our business, and how we serve our customers. We were one of the first travel companies to incorporate machine learning techniques into our offerings, leveraging proprietary algorithms to provide users with personalized intelligent recommendations, dynamic policy tools, and an overall seamless, end-to-end travel experience.
In addition, we have continued to expand our investments in AI, including by building Navan Cognition, our proprietary AI framework. Navan Cognition is designed to leverage third-party large language models with our own proprietary, internally developed software to enable us to create, train, deploy, and supervise our specialized virtual agents that can handle many complex tasks previously requiring human intervention.
Our purpose-designed AI-powered virtual agents can reliably handle a range of autonomous tasks, from communicating with users through chat or voice commands to real-time decision making, such as booking and cancelling flights and expense tracking. Because this workforce responds to the significant majority of travelers’ needs, we typically require only limited human agent intervention. This technology enables us to efficiently scale our platform, allowing us to provide a high level of service to customers for their basic needs and reserve agent time for more critical or complex customer service situations.
We intend to continue investing in research and development, including for our infrastructure and AI capabilities to make our offerings even more scalable and personalized to our users. We are particularly focused on our AI investments, which have allowed us to build and continue to develop Navan Cognition. We expect to continue to invest in Navan Cognition in order to further enable us, and potentially to enable outside organizations, to create and oversee AI-powered virtual agents with enterprise-grade reliability. We also expect to continue to invest in future product interface enhancements such as Navan Edge, which is powered by Navan Cognition and designed to redefine how travelers book, modify, and manage trips on the go via their mobile devices.
Expand Organically and Inorganically
We have a highly successful track record of organic and inorganic investments and may consider additional strategic acquisition opportunities. We have previously executed and integrated multiple acquisitions, including Reed & Mackay, Comtravo, Resia, Atlanta, Tripeur, and Regent, expanding our geographic footprint and strengthening our offering capabilities across core markets. Historically, inorganic growth efforts have focused on expanding international presence, deepening supply relationships, and extending our presence in key regions. For example, in April 2021, we acquired Reed & Mackay (a UK business travel management company) and in February 2022, we acquired Comtravo (a German business travel management company) for regional expertise and local inventory. We also acquired Resia (a Scandinavian travel management company) in March 2022 and Atlanta (a Spanish travel management company) in November 2022 to drive supply growth and support in the Nordics and in Spain, respectively. In April 2023, we acquired Tripeur (an India-based, AI-powered business travel and expense management company) to cater to Indian consumer demands. In June 2024, we acquired Regent to gain exposure to the large Italian market. These acquisitions have accelerated our growth, enhanced localization, and enabled the company to serve a broader spectrum of enterprise customers with differentiated offerings tailored to regional travel and compliance needs. We may continue to make strategic acquisitions and other investments that allow us to further strengthen our platform, accelerate growth, and improve our offerings to best serve our diverse customer base.
Seasonality and Travel Demand
We generally experience seasonality in our revenue, primarily related to seasonal travel trends of business travelers. Revenue is driven by travel volume, and our users typically travel less during holiday periods, though this effect varies regionally. As a result, our revenue has historically been strongest in the third fiscal quarter. Payments revenue is driven by the volume of corporate card spending, primarily through travel bookings. When frequent travelers are travelling less, this component of revenue may be less than at other times of the year.
Although we expect introductions of new offerings and expansions of existing offerings to counterbalance some of the seasonality we have historically experienced, we anticipate that revenue from both our existing Travel Management offerings and Corporate Payments offering will continue to represent a significant proportion of our overall revenue mix, and that seasonality will continue to impact our results of operations.
In addition, demand for travel fluctuates based on a number of factors, including periods of perceived or actual adverse economic conditions and times of political or economic uncertainty, which may impact our business and operating results.

Components of Results of Operations
Revenue
Our primary sources of revenue are fees earned from customers for access to our travel and expense management platform (our Travel offering and Expense Management offering) or on-demand travel management services (our Meetings and Events, VIP, and Bleisure offerings), and from suppliers as well as from our payment partners (through our Corporate Payments offering) for connection to our network of travel bookings and corporate card transaction dollar volume. We categorize revenue earned as (i) usage-based revenue, which primarily represents fees from our platform customers earned on a per-booking transaction basis and fees from our travel supply and payment partners, which are generally earned on a per-transaction basis, and (ii) subscription revenue, which primarily represents revenue earned from subscriptions to our expense management platform. Under arrangements with certain suppliers, we earn additional fees when cumulative actual booking or transaction dollar volume exceeds specified contractual thresholds. Our suppliers include airlines, hotels, car rental companies, rail carriers, and providers of GDSs. Our payment partners primarily include our corporate card payment processors and card issuing partners.
Cost of Revenue
Cost of revenue consists of direct personnel-related costs associated with customer support and a portion of customer success personnel costs, including salaries, bonuses, stock-based compensation, benefits and other expenses. In addition to personnel-related costs, cost of revenue includes third-party cloud infrastructure costs incurred to deliver our cloud-based travel and expense management platform, amortization of internally developed software and acquired technology, credit card processing fees, third-party vendor fees, and the allocation of certain corporate costs.
Excluding the impact from stock-based compensation expense incurred in connection with our IPO, we expect that our cost of revenue may fluctuate as a percentage of our revenue from period to period depending on revenue seasonality or other factors impacting revenue, and to decline as a percentage of revenue over the long term.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development costs primarily consist of personnel-related costs associated with research and development personnel, including salaries, bonuses, stock-based compensation, benefits and other expenses, third-party cloud infrastructure costs incurred in developing our platform, third-party consulting costs, and the allocation of certain corporate costs.
Excluding the impact from stock-based compensation expense incurred in connection with our IPO, we expect that research and development expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of these expenses or other factors impacting revenue, and to decline as a percentage of revenue over the long term.
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of personnel-related expenses, including salaries, commissions, bonuses, stock-based compensation, benefits and other expenses, amortization of acquired intangible assets, other promotional and advertising expenses, and the allocation of certain corporate costs. We expense certain sales and marketing costs, including promotional expenses, as incurred. We plan to increase our investment in sales and marketing for the foreseeable future, primarily through increased headcount in our sales function and investment in brand and product-marketing efforts.
In the near term, we expect that our sales and marketing expenses will increase in absolute dollars as we continue to invest in our sales and marketing organization to drive continued adoption of our platform.

Excluding the impact from stock-based compensation expense incurred in connection with our IPO, we expect that sales and marketing expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of these expenses or other factors impacting revenue, and to decline as a percentage of revenue over the long term.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel-related expenses associated with finance, legal, information technology, payment and finance operations, executives, and human resources personnel, including salaries, bonuses, stock-based compensation, benefits and other expenses. In addition to personnel-related expenses, general and administrative expenses consist of external professional services for finance, legal, human resources and information technology, corporate insurance costs, and the allocation of certain corporate costs. General and administrative expenses also include bad debt expenses.
General and administrative expenses are expensed as incurred. Excluding the impact from stock-based compensation expense incurred in connection with our IPO, we expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future. We expect our general and administrative expenses may vary from period to period as a percentage of revenue in the near term and to decline as a percentage of revenue in the long term.
During the three months ended October 31, 2025, we recognized $81.8 million of stock-based compensation expense across our cost of revenue and operating expenses associated with the satisfaction of the performance-based vesting condition for outstanding RSUs for which the service-based vesting conditions were fully or partially satisfied upon the IPO.
Interest Expense
Interest expense primarily relates to interest expense on our borrowings, including amortization of debt discount and issuance costs related to our outstanding debt.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income earned on cash and cash equivalents, foreign exchange gains and losses, and other non-operating gains and losses.
Gain (Loss) on Fair Value Adjustments
Gain (loss) on fair value adjustments primarily consists of gains and losses as a result of recording our SAFEs, embedded derivative and warrant liabilities at fair value at the end of each reporting period.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of losses incurred on the extinguishment of debt instruments.
Income Tax Expense
Income tax expense primarily consists of income taxes in certain federal, state, and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. federal and state deferred tax assets, and certain foreign deferred tax assets, as we have concluded that it is not more likely than not that these deferred tax assets will be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$194,934	$151,118	$524,347	$404,845
Cost of revenue	57,080	44,522	149,663	127,067
Gross profit	137,854	106,596	374,684	277,778
Operating expenses
Research and development	51,195	33,000	115,955	90,784
Sales and marketing	94,949	58,086	225,325	161,616
General and administrative	70,946	34,968	140,791	100,206
Total operating expenses	217,090	126,054	482,071	352,606
Loss from operations	(79,236)	(19,458)	(107,387)	(74,828)
Interest expense	(15,539)	(19,658)	(47,510)	(57,509)
Other income (expense), net	(544)	1,022	6,155	2,975
Loss on extinguishment of debt	(97,450)	—	(117,978)	—
Gain (loss) on fair value adjustments	(29,155)	1,381	(47,041)	4,401
Loss before income tax expense	(221,924)	(36,713)	(313,761)	(124,961)
Income tax expense	3,465	5,169	11,508	9,465
Net loss	$(225,389)	$(41,882)	$(325,269)	$(134,426)
Stock-based compensation is included in the following components of expenses within the consolidated statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$6,131	$1,683	$8,033	$3,525
Research and development	24,955	9,562	39,326	23,181
Sales and marketing	27,863	5,426	35,601	13,040
General and administrative	40,233	7,903	52,131	19,741
Total stock-based compensation expense	$99,182	$24,574	$135,091	$59,487

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(as a percent of revenue)(1)
Revenue	100%	100%	100%	100%
Cost of revenue	29	29	29	31
Gross profit	71	71	71	69
Operating expenses
Research and development	26	22	22	22
Sales and marketing	49	38	43	40
General and administrative	36	23	27	25
Total operating expense	111	83	92	87
Loss from operations	(41)	(12)	(20)	(18)
Interest expense	(8)	(13)	(9)	(14)
Other income (expense), net	—	1	1	1
Loss on extinguishment of debt	(50)	—	(22)	—
Gain (loss) on fair value adjustments	(15)	1	(9)	1
Loss before income tax expense	(114)	(23)	(60)	(31)
Income tax expense	2	3	2	2
Net loss	(116)%	(26)%	(62)%	(33)%
________________
(1)Totals of percent of revenue may not foot due to rounding
Comparison of the Three and Nine Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Usage-based revenue	$179,902	$139,205	$40,697	29%	$479,600	$371,653	$107,947	29%
Subscription revenue	$15,032	$11,913	$3,119	26%	$44,747	$33,192	$11,555	35%
Total revenue	$194,934	$151,118	$43,816	29%	$524,347	$404,845	$119,502	30%

Total revenue for the three months ended October 31, 2025 increased $43.8 million, or 29%, compared to the three months ended October 31, 2024. This increase was primarily due to (i) an increase in usage-based revenue driven by a 40% increase in GBV and a 12% increase in payment volume as we increased our customer base and expanded engagement with our platform and offerings by existing customers, and (ii) an increase in subscription revenue primarily driven by increased adoption of our Expense Management offering by new and existing customers on our platform.
Total revenue for the nine months ended October 31, 2025 increased $119.5 million, or 30%, compared to the nine months ended October 31, 2024. This increase was primarily due to (i) an increase in usage-based revenue driven by a 36% increase in GBV and an 11% increase in payment volume as we increased our customer base and expanded engagement with our platform and offerings by existing customers, and (ii) an increase in subscription revenue primarily driven by increased adoption of our Expense Management offering by new and existing customers on our platform.
The impact of foreign currency translation on the change in revenue for the three and nine months ended October 31, 2025, and 2024, respectively, was not material.
Cost of Revenue and Gross Profit

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Cost of revenue	$57,080	$44,522	$12,558	28%	$149,663	$127,067	$22,596	18%
Gross profit	$137,854	$106,596	$31,258	29%	$374,684	$277,778	$96,906	35%
Gross margin	71%	71%			71%	69%
Cost of revenue for the three months ended October 31, 2025 increased by $12.6 million, or 28%, compared to the three months ended October 31, 2024. This increase was primarily due to an increase in salaries and related benefits of $9.5 million, primarily driven by $5.3 million of stock-based compensation expenses recognized in connection with our IPO and an increase in headcount. Additionally, cloud hosting, support, processing, and ticketing fees increased by $2.3 million. Revenue and cost of revenue increased proportionally, resulting in no change to gross margin from the prior period.
Cost of revenue for the nine months ended October 31, 2025 increased by $22.6 million, or 18%, compared to the nine months ended October 31, 2024. This increase was primarily due to an increase in salaries and related benefits of $15.1 million, primarily driven by $5.3 million of stock-based compensation expenses recognized in connection with our IPO and an increase in headcount. Additionally, cloud hosting, support, processing and ticketing fees increased by $3.7 million, and facilities and IT-related costs increased by $1.9 million. The increase in gross profit and gross margin is primarily due to an increase in revenue on a relatively fixed cost base supported by our delivery of AI-powered customer support.
Operating Expenses
Research and Development Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Research and development	$51,195	$33,000	$18,195	55%	$115,955	$90,784	$25,171	28%
Research and development expense for the three months ended October 31, 2025 increased by $18.2 million, or 55%, compared to the three months ended October 31, 2024. The increase was primarily due to $18.2 million of stock-based compensation expense recognized in connection with our IPO.
Research and development expense for the nine months ended October 31, 2025 increased by $25.2 million, or 28%, compared to the nine months ended October 31, 2024. The increase was primarily due to an increase of $21.5 million in salaries and related benefits, primarily driven by $18.2 million of stock-based compensation expense recognized in connection with our IPO and an increase in headcount. Additionally, facilities and IT-related costs increased by $1.8 million, and other corporate costs increased by $1.0 million.

Sales and Marketing Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Sales and marketing	$94,949	$58,086	$36,863	63%	$225,325	$161,616	$63,709	39%
Sales and marketing expense for the three months ended October 31, 2025 increased by $36.9 million, or 63%, compared to the three months ended October 31, 2024. This increase was primarily due to an increase of $30.2 million in salaries and related benefits, primarily driven by $23.9 million of stock-based compensation expense recognized in connection with our IPO and an increase in headcount as we continue to expand our sales and marketing organization to grow our customer base. Additionally, advertising expense increased by $3.2 million and sales commissions expense increased by $2.1 million.
Sales and marketing expense for the nine months ended October 31, 2025 increased by $63.7 million, or 39%, compared to the nine months ended October 31, 2024. This increase was primarily due to an increase of $38.8 million in salaries and related benefits, primarily driven by $23.9 million of stock-based compensation expense recognized in connection with our IPO and an increase in headcount as we continue to expand our sales and marketing organization to grow our customer base. Additional drivers of the period over period increase include (i) an increase in advertising expense of $12.9 million, (ii) an increase in sales commissions expense of $6.1 million, (iii) an increase in other corporate costs of $3.3 million, and (iv) an increase in facilities and IT-related costs of $1.6 million.
General and Administrative Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
General and administrative	$70,946	$34,968	$35,978	103%	$140,791	$100,206	$40,585	41%
General and administrative expense for the three months ended October 31, 2025 increased by $36.0 million, or 103%, primarily due to an increase in salaries and related benefits of $34.9 million, of which $34.4 million was stock-based compensation expense recognized in connection with our IPO.
General and administrative expense for the nine months ended October 31, 2025 increased by $40.6 million, or 41%, primarily due to an increase in salaries and related benefits of $40.1 million, primarily driven by $34.4 million of stock-based compensation expense recognized in connection with our IPO and an increase in headcount.
Interest Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Interest expense	$(15,539)	$(19,658)	$4,119	(21)%	$(47,510)	$(57,509)	$9,999	(17)%
Interest expense for the three and nine months ended October 31, 2025 decreased by $4.1 million, or 21%, and by $10.0 million, or 17%, respectively. The decrease was primarily due to the settlement of the 2022 Promissory Note in February 2025 (see Note 7―Debt in the notes to the condensed consolidated financial statements included elsewhere in this report), and lower borrowing levels under the Warehouse Credit Facility (as defined below under ―Liquidity and Capital Resources―Debt Obligations―Warehouse Credit Facility”), partially offset by interest associated with the Vista Facility (as defined below under

“―Liquidity and Capital Resources―Debt Obligations Extinguished in Connection with the IPO―Vista Facility”).
Other Income (Expense)

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Other income (expense), net	$(544)	$1,022	$(1,566)	(153%)	$6,155	$2,975	$3,180	107%
Other income (expense), net for the three months ended October 31, 2025 changed by $1.6 million, or 153%, primarily due to an increase in foreign currency transaction losses of $1.5 million.
Other income for the nine months ended October 31, 2025 increased by $3.2 million, or 107%, primarily due to an increase in foreign currency transaction gains of $6.7 million, partially offset by debt issuance costs of $2.9 million incurred in connection with the issuance of the SAFEs (as described below under “―Liquidity and Capital Resources― Debt Obligations Extinguished in Connection with the IPO―SAFEs”), which were expensed when incurred.
Loss on Extinguishment of Debt

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Loss on extinguishment of debt	$(97,450)	$—	$(97,450)	NM	$(117,978)	$—	$(117,978)	NM
______________
NM - Not meaningful
Loss on extinguishment of debt for the three and nine months ended October 31, 2025 includes an $84.1 million loss on the conversion of the convertible notes (as described below under “―Liquidity and Capital Resources―Debt Obligations Extinguished in Connection with the IPO―Convertible Notes”), and a $13.3 million loss on the settlement of the Vista Facility. Additionally, loss on extinguishment of debt for the nine months ended October 31, 2025 includes a $20.5 million loss on the settlement of the 2022 Promissory Note.
Gain (Loss) on Fair Value Adjustments

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Gain (loss) on fair value adjustments	$(29,155)	$1,381	$(30,536)	NM	$(47,041)	$4,401	$(51,442)	NM
______________
NM - Not meaningful
Gain (loss) on fair value adjustments for the three months ended October 31, 2025 changed by $30.5 million, primarily due to a $32.5 million loss related to the change in fair value of the SAFEs and common stock warrant liabilities, offset by a $2.3 million gain related to the change in the fair value of the embedded derivative liability related to the convertible notes.
Gain (loss) on fair value adjustments for the nine months ended October 31, 2025 changed by $51.4 million, primarily due to a $71.7 million loss related to the change in fair value of the SAFEs and common stock warrant liabilities, offset by a $20.6 million gain related to the change in the fair value of the embedded derivative liability related to the convertible notes.
Income Tax Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change

	(dollars in thousands)
Income tax expense	$3,465	$5,169	$(1,704)	(33%)	$11,508	$9,465	$2,043	22%
Income tax expense for the three months ended October 31, 2025 decreased by $1.7 million, or 33%, primarily due to decreases in foreign profits and excess tax benefits related to the vesting of RSUs and the exercise of stock options in connection with our IPO.
Income tax expense for the nine months ended October 31, 2025 increased by $2.0 million, or 22%, primarily due to increases in foreign profits and nondeductible expenses.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, which include non-GAAP gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP net income (loss), and free cash flow, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different from similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our operating performance and should not be considered substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP.
We include these non-GAAP financial measures in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors because they provide useful information about our financial performance, consistency and comparability with past financial performance and may assist in comparisons with other companies in our industry, some of which use similar non-GAAP financial information to supplement their GAAP results.
Non-GAAP financial measures have limitations in their usefulness to investors and should not be considered in isolation or as substitutes for financial information presented under GAAP. Non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.
For the reasons set forth below, we believe that excluding the following items provide information that is helpful in understanding our operating results, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.
•Stock-based compensation-related charges. We exclude stock-based compensation expense and related charges to allow investors to make more meaningful comparisons of our performance between periods and to facilitate a comparison of our performance to those of other peer companies. Stock-based compensation-related charges may vary between periods due to various factors unrelated to our core performance, including as a result of the assumptions used in the valuation methodologies, timing and amount of equity grants and other factors.

•Amortization of intangible assets. We recognize amortization expense related to intangible assets acquired in connection with certain business combinations. Amortization of acquired intangible assets is a non-cash expense that is significantly affected by the timing and size of acquisitions, and the inherent subjective nature of purchase price allocations. The use of intangible assets has contributed to our revenue during the periods presented, and we expect such use will contribute to revenue in future periods.
•Amortization of debt discount and debt issuance costs. In connection with the issuance of our outstanding debt instruments, we incur upfront issuance costs and, where required, account for embedded derivatives and warrants issued in connection with certain debt instruments as debt discounts. The related amortization of these costs and discounts is recognized as interest expense over the term of the related debt instruments. We believe the exclusion of this non-cash interest expense provides for a useful comparison of our operating results to prior periods and to our peer companies.
•Loss (gain) on fair value adjustments. We exclude gains and losses on fair value adjustments related to the remeasurement of the SAFEs and our derivative and warrant liabilities as of the end of each reporting period. We exclude these non-cash gains and losses because they are unrelated to our core operating performance.
•SAFE debt issuance costs expensed. We exclude the issuance costs incurred in connection with the SAFEs issued during the nine months ended October 31, 2025, as these costs are non-recurring and unrelated to our core operating performance. We believe the exclusion of this expense provides for a useful comparison of our operating results to prior periods and to our peer companies.
•Loss on extinguishment of debt. We exclude losses on the extinguishment of debt, as these losses are non-recurring and unrelated to our core operating performance. We believe the exclusion provides for a useful comparison of our operating results to prior periods and to our peer companies.
•Non-GAAP provision for income taxes. We have adjusted the provision for income taxes to reflect the income tax effects of the non-GAAP adjustments to GAAP loss before income tax expense. Due to the full valuation allowance against U.S. federal and state deferred taxes, the primary non-GAAP adjustment relates to the income tax effects of stock-based compensation expense.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation-related charges and amortization of intangible assets. We define non-GAAP gross margin as non-GAAP gross profit divided by revenue.

The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and gross margin to non-GAAP gross margin for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(dollars in thousands)
GAAP gross profit	$137,854	$106,596	$374,684	$277,778
GAAP gross margin	71%	71%	71%	69%
Stock-based compensation-related charges	6,632	1,683	8,742	3,525
Amortization of intangible assets	—	64	85	192
Non-GAAP gross profit	$144,486	$108,343	$383,511	$281,495
Non-GAAP gross margin	74%	72%	73%	70%
Non-GAAP Income (Loss) from Operations
We define non-GAAP income (loss) from operations as GAAP loss from operations, excluding stock-based compensation-related charges and amortization of intangible assets.
The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
GAAP loss from operations	$(79,236)	$(19,458)	$(107,387)	$(74,828)
Stock-based compensation expense-related charges	103,363	24,576	139,960	59,868
Amortization of intangible assets	1,289	1,348	3,919	3,941
Non-GAAP income (loss) from operations	$25,416	$6,466	$36,492	$(11,019)
Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation-related charges, amortization of intangible assets, amortization of debt discount and debt issuance costs, loss (gain) on fair value adjustments, SAFE debt issuance costs expensed, and loss on extinguishment of debt, and adjusted to reflect the income tax effects of the non-GAAP adjustments to GAAP loss before income tax expense.

The following table reflects the reconciliation of GAAP net loss to non-GAAP net income (loss) for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
GAAP net loss	$(225,389)	$(41,882)	$(325,269)	$(134,426)
Stock-based compensation expense-related charges	103,363	24,576	139,960	59,868
Amortization of intangible assets	1,289	1,348	3,919	3,941
Amortization of debt discount and debt issuance costs	1,600	2,735	4,584	10,245
Loss (gain) on fair value adjustments	29,155	(1,381)	47,041	(4,401)
SAFE debt issuance costs expensed	—	—	2,913	—
Loss on extinguishment of debt	97,450	—	117,978	—
Non-GAAP provision for income taxes	1,731	682	3,298	1,438
Non-GAAP net income (loss)	$9,199	$(13,922)	$(5,576)	$(63,335)
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as GAAP net cash used in operating activities reduced by cash used for investing activities for capitalized software development costs and purchases of property and equipment.
The following table reflects the reconciliation of GAAP operating cash flow to non-GAAP free cash flow for the periods presented:

	Nine Months Ended October 31,
	2025	2024

Net cash used in operating activities	$(1,311)	$(41,468)
Less: Capitalized software development costs	(13,072)	(11,567)
Less: Purchases of property and equipment	(589)	(774)
Free cash flow	(14,972)	(53,809)
Liquidity and Capital Resources
In October 2025, we completed our IPO and sold 30,000,000 shares of our Class A common stock at a public offering price of $25.00 per share, which resulted in net proceeds of $713.3 million after deducting underwriting discounts and before deducting offering costs. We recognized $81.8 million of stock-based compensation expense related to the satisfaction of the performance-based vesting condition for outstanding RSUs for which the service-based vesting conditions were fully or partially satisfied upon the IPO. To meet the related tax withholding requirements for the net settlement of the vested RSUs, we withheld 709,106 shares of Class A common stock. Based on an IPO price of $25.00 per share, our tax withholding obligation was $17.7 million, of which $8.3 million was paid during the three months ended October 31, 2025. The remainder will be paid prior to January 31, 2026.
Since our inception, we have financed our operations primarily through sales of equity securities and debt, as well as cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in our business, technologies, and platform, capital expenditures, and various business acquisitions. As of October 31, 2025, our principal sources of liquidity were cash and cash equivalents of $809.1 million, which were held primarily for working capital purposes. Cash and cash equivalents consisted of funds deposited with banks, funds available for use held with our corporate card payment processing partner, which are not earmarked to collateralize corporate card spend by our customers, and money market funds with original or remaining maturities of three months or less at the time of purchase. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,942.4 million as of October 31, 2025. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts at least through the fiscal year ending January 31, 2027 due to investments we intend to make to support growth in our business. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash and cash equivalents and cash provided by our operations, together with amounts available for borrowing under the Warehouse Credit Facility and the ABL Facility, will be sufficient to meet our requirements and plans for cash, including supporting working capital and capital expenditure requirements for at least the next 12 months and beyond. As of October 31, 2025, we had borrowing capacity of $250.0 million under the Warehouse Credit Facility, and outstanding borrowings of $168.2 million. As of October 31, 2025, we had borrowing capacity of $100.0 million under the ABL Facility, and outstanding borrowings of $37.0 million. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, payment volume, expansion of our platform customer base, expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new offerings, and continued market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected. We fund corporate card transactions in advance of receiving payments from our customers. Our working capital may fluctuate from period to period as a result of the timing of when we fund our corporate card payment processors and when we receive payments from our customers. During peak travel periods, the impact of this may be more significant than in other periods and may require us to draw down on the Warehouse Credit Facility.
During the three months ended October 31, 2025, the convertible notes and SAFEs converted into shares of our Class A common stock in connection with the IPO, and we paid $133.7 million to settle the Vista Facility. As of October 31, 2025, our principal commitments consist of obligations under the Warehouse Credit Facility, the ABL Facility, operating leases for office space, and non-cancelable purchase commitments primarily related to cloud hosting arrangements and software subscriptions.
As of October 31, 2025, our principal commitments consist of obligations under the Warehouse Credit Facility, the ABL Facility, operating leases for office space, and non-cancelable purchase commitments primarily related to cloud hosting arrangements and software subscriptions.
Debt Obligations Extinguished in Connection with IPO
Convertible Notes
In June 2020, we issued convertible notes of $125.0 million in aggregate principal amount, net of $2.9 million in debt issuance costs, with an initial maturity of June 2025. During the year ended January 31, 2025, the holders exercised their option to extend the term of the convertible notes by two years from June 2025 to June 2027. Prior to conversion, interest accrued on the principal amount at an initial rate of 7.5% per annum and was added to the principal as payment in kind (“PIK”) interest and compounded semi-annually. Beginning in June 2022, the stated interest rate escalated 1.0% biannually to 12.5% per annum through maturity. The interest rate remained unchanged through the extended term. The convertible notes contained certain affirmative or negative covenants applicable to the Company, including, among other things, restrictions on repurchases of stock, dividends and other distributions.

The convertible notes also contained embedded features, including conversion options that were exercisable upon the occurrence of various contingencies. The conversion options involve a discount to the conversion price ranging from 20% to 35% that increased with the passage of time. The share-settled redemption features of the convertible notes represented embedded derivatives requiring bifurcation. We recorded the initial fair value of the embedded derivative liability of $43.1 million as a discount on the convertible notes’ face amount. Refer to Note 3 — Fair Value Measurements in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional detail regarding the embedded derivative liability. The debt discount was amortized to interest expense at an effective interest rate of 13.5% through the extended maturity date. If no conversion or settlement event was triggered prior to the notes’ maturity, the convertible notes would have been redeemed at a 12.5% internal rate of return (“IRR”). The 12.5% IRR payout at maturity was incorporated into the effective interest rate calculation.
As of January 31, 2025, the convertible notes were presented within convertible notes on the condensed consolidated balance sheets at their original issuance value plus PIK interest, net of the unamortized debt discount and issuance costs, and were not marked to fair value at each reporting period.
In connection with the IPO, the convertible notes automatically converted into 12,827,963 shares of Class A common stock at a 35% discount to the IPO price. The Company recognized a $84.1 million loss on the debt extinguishment. The loss on extinguishment of debt is recognized within the condensed consolidated statements of operations during the three months ended October 31, 2025.
SAFEs
During the nine months ended October 31, 2025, we entered into simple agreements for future equity (“SAFEs”) with multiple investors in exchange for cash proceeds of $155.0 million. The SAFEs had an interest rate of 12% per annum. We issued common stock warrants to investors together with the SAFEs. The number of shares issued upon exercise of the common stock warrants was determined based on a fixed percentage of the fully diluted capitalization prior to the earliest to occur of (i) a deemed liquidation event, (ii) a liquidity event, and (iii) the date of exercise.
We incurred debt issuance costs of $2.9 million in connection with the issuance of the SAFEs and common stock warrants, which were expensed when incurred and are presented within other income (expense), net in the accompanying condensed consolidated statements of operations.
In connection with the IPO, the SAFEs automatically converted into 7,851,008 shares of our Class A common stock at a 15% discount to the IPO price. The SAFE warrants became exercisable for a fixed number of shares, were reclassified to equity, and were exercised for 1,216,187 shares of Class A common stock in connection with the IPO.
Vista Facility
In February 2025, we entered into a credit agreement with VCP Capital Markets, LLC, under which we issued term loans to lenders in exchange for proceeds of $130.0 million, with a maturity date of February 24, 2030 (the “Vista Facility”). In connection with the Vista Facility, we issued warrants covering 486,588 shares of common stock. The principal amount accrued cash interest at a floating rate based on SOFR plus 5%, and PIK interest of 1.5%. Interest was payable every three months in arrears, and PIK interest was added to the principal balance and compounded every three months.
Upon closing of the Vista Facility, the common stock warrants had a fair value of $11.0 million which was recorded as a debt discount. We incurred $3.6 million of debt issuance costs, which were recorded as a reduction to the debt liability. The debt discount and debt issuance costs were amortized to interest expense at an effective interest rate of 12.8% over the term of the loan. The common stock warrants were recorded within the condensed consolidated balance sheets as additional paid-in capital.

In connection with the IPO, we paid $133.7 million to settle the Vista Facility and recognized a $13.3 million loss on the debt extinguishment. We did not incur a prepayment penalty because we prepaid the Vista Facility in connection with a qualified IPO. The common stock warrants issued in connection with the Vista Facility were net exercised for 486,005 shares of Class A common stock in connection with the IPO.
Debt Obligations
Warehouse Credit Facility
In November 2022, Liquid Labs SPV, LLC (“Liquid Labs”), our wholly-owned subsidiary, entered into a loan agreement with a group of lenders for a revolving warehouse credit facility (the ”Warehouse Credit Facility”). Under the original terms of the agreement, the Warehouse Credit Facility had a maturity date of February 18, 2025, or earlier pursuant to the loan agreement, and had a total commitment amount of $200.0 million, consisting of a Class A facility and a Class B facility for $171.1 million and $28.9 million, respectively. The Warehouse Credit Facility was established to finance our Expense Management offering. Borrowings on the Warehouse Credit Facility bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the loan agreement. The Warehouse Credit Facility has a minimum utilization of 50.0% of the committed amount, and any unused portion of the Warehouse Credit Facility will bear interest at 0.50% per annum. Borrowings under the Warehouse Credit Facility are secured by the corporate card receivables.
The Warehouse Credit Facility was amended multiple times during the year ended January 31, 2025 and during the nine months ended October 31, 2025. As of October 31, 2025, the amended terms of the Warehouse Credit Facility include total available borrowings of $250.0 million, an extended maturity date of February 18, 2028, an expanded borrowing base to include receivables generated in foreign currency, and amendments to certain financial covenants.
The Warehouse Credit Facility contains mandatory and optional redemption features upon an event of default and other potential additional interest provisions that are bifurcated and treated as embedded derivative liabilities under the accounting guidance Financial Accounting Standards Board Accounting Standards Codification Topic 815, Derivatives and Hedging, or ASC 815. At inception of the Warehouse Credit Facility, and as of October 31, 2025 and January 31, 2025, the fair value of the embedded derivative liabilities was determined to be immaterial.
We incurred upfront commitment fees of $2.0 million for the Warehouse Credit Facility when the agreement was executed, an incremental $1.4 million upon the execution of various amendments during the year ended January 31, 2025, and an incremental $2.8 million upon the execution of an amendment in April 2025. These upfront commitment fees were recorded as a deferred cost asset on the balance sheet and are amortized on a straight-line basis as incremental interest expense.
During the year ended January 31, 2025, we drew down an aggregate of $37.8 million and repaid $30.0 million of the Warehouse Credit Facility. During the nine months ended October 31, 2025, we drew down an aggregate of $35.0 million and repaid $81.1 million of the Warehouse Credit Facility.
During the three months ended October 31, 2025 and 2024, we recognized $3.8 million and $6.1 million, respectively, of interest expense, comprised of $3.5 million and $5.7 million, respectively, of interest paid and payable, and $0.3 million and $0.4 million, respectively, for the amortization of debt issuance costs. During the nine months ended October 31, 2025 and 2024, we recognized $12.6 million and $17.5 million, respectively, of interest expense, comprised of $11.6 million and $16.5 million, respectively, of interest paid and payable, and $1.0 million and $1.0 million, respectively, for the amortization of debt issuance costs.
We intend to enter into a new warehouse credit facility by the end of fiscal 2026.

ABL Facility
In March 2025, the Company entered into an asset-based lending revolving line of credit with Citibank, N.A. (the “ABL Facility”), for a term through March 2028. The ABL Facility has a borrowing limit of $100.0 million and incurs interest at SOFR plus 2.5%. Any unused portion of the ABL Facility will bear interest at 0.25% per annum. The available borrowings are based on eligible U.S. and UK travel receivables. Repayment is required if borrowings exceed stated limits. We may voluntarily prepay outstanding borrowings at any time without premium or penalty, other than customary breakage costs. We incurred fees of $1.6 million associated with entering into the ABL Facility, which are capitalized and amortized over the term.
As of October 31, 2025, we had drawn a total of $37.0 million on the ABL Facility. The ABL Facility contains certain affirmative or negative covenants including, among other things, restrictions on repurchases of stock, dividends, and other distributions.
During the three months ended October 31, 2025, we recognized $0.8 million of interest expense, comprised of $0.7 million of interest paid and payable, and $0.1 million for the amortization of debt issuance costs.
During the nine months ended October 31, 2025, we recognized $2.2 million of interest expense, comprised of $1.9 million of interest paid and payable, and $0.3 million for the amortization of debt issuance costs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024

Net cash used in operating activities	$(1,311)	$(41,468)
Net cash provided by (used in) investing activities	$(49,548)	$2,906
Net cash provided by financing activities	$630,625	$77,686
Operating Activities
Net cash used in operating activities was $1.3 million for the nine months ended October 31, 2025 as compared to net cash used in operating activities of $41.5 million for the nine months ended October 31, 2024. The decrease in net cash used was primarily due to an increase of revenue which surpassed an increase in operating and non-operating losses and expenses adjusted for non-cash items, including (i) loss on extinguishment of debt, (ii) stock-based compensation expense, and (iii) loss on fair value adjustments.
Investing Activities
Net cash used in investing activities was $49.5 million for the nine months ended October 31, 2025 as compared to net cash provided by investing activities of $2.9 million for the nine months ended October 31, 2024. The change was primarily driven by our funding of customer spend activity on our corporate cards surpassing payments from customers during the nine months ended October 31, 2025 as compared to customer payments slightly surpassing funding of customer spend activity during the nine months ended October 31, 2024. Net cash used in or provided by corporate card spend and customer payment activity will vary from period to period depending on timing and volume of activity relative to period-end.

Financing Activities
Net cash provided by financing activities was $630.6 million for the nine months ended October 31, 2025 as compared to $77.7 million for the nine months ended October 31, 2024. The increase was primarily driven by the receipt of proceeds from our IPO and proceeds from debt borrowings during the nine months ended October 31, 2025, partially offset by payments on debt borrowings, primarily due to the settlement of the 2022 Promissory Note and the Vista Facility during the nine months ended October 31, 2025.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.
There have been no material changes to our critical accounting policies and estimates as described in the Prospectus.
JOBS Act Accounting Election
We are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Recent Accounting Pronouncements
See Note 1 ― Description of Business and Significant Accounting Policies in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct business in certain international markets, primarily in Europe in the United Kingdom. Because we operate in international markets, we have exposure to different economic conditions, political climates, tax systems, and regulations that could affect foreign currency exchange rates.
The functional currency of our foreign subsidiaries may be the local currency or the U.S. dollar, depending on the primary economic environment in which the subsidiary operates. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiaries’ financial statements into U.S. dollars. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the

U.S. dollar to other currencies would not have a material effect on our operating results. In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro and British pound currency transactions) in our consolidated statement of operations and have recorded net foreign currency exchange gains (losses) of $(1.9) million and $(0.3) million for the three months ended October 31, 2025, and 2024 and $5.7 million and $(1.0) million for the nine months ended October 31, 2025 and 2024 in other income (expense), net. Future transactional gains and losses are inherently difficult to predict as they depend on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities in each period.
Interest Rate Risk
As of October 31, 2025, we had cash and cash equivalents of $809.1 million. Cash and cash equivalents consist of cash in banks and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
We are also exposed to interest rate risk through fluctuations in interest rates on our debt obligations, some of which carry interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of October 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report.
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows, or financial condition. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of such litigation, and there can be no assurances that favorable final outcomes will be obtained.
ITEM 1A. RISK FACTORS.
Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in shares of our Class A common stock. Our business, financial condition, results of operations, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
We have experienced rapid growth and operational and strategic expansion in recent periods. Such historical trends, including growth rates, may not continue in the future, and failure to effectively manage our growth could harm our business and results of operations.
We have experienced rapid growth and increased demand for our platform in recent periods. There is no assurance that we will manage our growth successfully, and our recent growth rates may not be indicative of our future growth. Our rapid growth has resulted in increased costs as we expanded our operations to scale our business and address increased customer and user demand, and we expect to continue to invest broadly across our organization to support our growth.
Continued macroeconomic uncertainty, including as a result of rising interest rates, inflation, tariffs, foreign currency fluctuation, political unrest, instability in the global banking system, and the potential for an economic recession, has resulted, and is expected to continue to result, in reductions as well as fluctuations in demand for travel and our offerings as companies reduce or deprioritize spending on travel and expense (“T&E”) management offerings. Macroeconomic uncertainty has impacted and may continue to impact our ability to plan for future operations and strategic initiatives or predict our future financial performance (due in part to our usage-based revenue model for certain of our offerings, including our Travel Management offerings). Disruptions and changes in traveler behavior have occurred in recent times, including as a result of the COVID-19 pandemic and macroeconomic uncertainty, and may occur in the future, and we have faced and may continue to face challenges in accurately forecasting demand for travel and travel management services as a result. To maintain growth in our business, we need to, among other things, continue development and implementation of Navan Cognition and related AI features and functionalities, increase adoption and market acceptance of our offerings beyond travel, develop and increase adoption of additional offerings, compete effectively against larger and more established market participants as well as newer entrants, successfully execute our go-to-market strategies, address an increasing portion of the unmanaged travel market, and maintain or improve our relationships with suppliers, including commission rates.

Our growth has also been and may continue to be negatively impacted as our customers, particularly customers with whom we have historically high adoption or expansion rates, do not increase or decrease headcount, reduce T&E budgets or otherwise increase scrutiny over IT spending for any reason, including due to macroeconomic uncertainty. Over the last few years, adoption of remote work models has also become widespread, initially as a matter of necessity in response to the COVID-19 pandemic and more recently as a matter of company policy in light of evolving perspectives on the need and desire for full-time in-person workforces. While more companies and organizations have instituted return-to-office policies and business travel levels have normalized following the COVID-19 pandemic, we cannot predict with certainty future trends in teleconference and virtual meeting technologies adoption, the impact that remote work policies will continue to have on the nature and amount of business travel, or whether employer and employee attitudes toward business travel will change in a lasting way. For example, smaller companies with limited travel or information technology budgets may in the future prefer to use teleconference and virtual meeting technologies indefinitely or substantially limit business travel spending.
We have also encountered, and will continue to encounter, the risks and uncertainties frequently experienced by growing companies in rapidly changing industries. For example, we are required to manage multiple relationships with various suppliers, payment or expense service partners, other partners, customers, and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, including in connection with acquisitions of complementary businesses and companies, our computer systems, procedures, or internal controls may not be adequate to support our operations, we may encounter further difficulties and delays in integrating acquired businesses and companies (including into our controls environment), and our management may not be able to manage such growth effectively. The growth and expansion of our business and platform places a significant strain on our management and our administrative, operational, and financial reporting resources. To effectively manage our growth, we must continue to implement and improve our operational, financial, and management information and reporting systems and manage our employee base, including recruiting and training new engineers, sales professionals, and agents.
As a result of the foregoing, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance and results of operations, and you should not rely on the recent growth in our key business metrics as an indication of our future performance. In addition, if our assumptions regarding these risks and uncertainties, which we use to plan our business strategies and operations, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our business, financial condition, results of operations, and prospects could be negatively impacted.
Our revenue has historically been, and is expected to continue to be, significantly dependent on our Travel Management offerings, and a prolonged or substantial decrease in, or systemic disruptions to, global travel could adversely affect us.
Our revenue has historically been, and is expected to continue to be, significantly dependent on our Travel Management offerings, which have historically been and may in the future be significantly impacted by declines in, or disruptions to, global travel activity, including as a result of macroeconomic factors and widespread health concerns, epidemics, or pandemics. Factors over which we have no control but which impact travel patterns and, depending on the scope and duration, cause significant declines in global or widespread travel volumes and reductions in our customers’ travel budgets include, among other things:
•the impact of macroeconomic uncertainty, including due to tariffs, volatile interest rates, inflation, domestic and foreign currency fluctuation, instability in the global banking system, volatility in global stock markets, and the potential for a prolonged economic recession, particularly on T&E budgets and IT spending at our existing and potential customers;
•political unrest or instability, including due to tariff policies;

•global security concerns caused by terrorist attacks, the threat of terrorist attacks, or the precautions taken in anticipation of such attacks, including elevated threat warnings or selective cancellation or redirection of travel;
•cyber-terrorism, the outbreak of hostilities, global conflict, or escalation or worsening of existing hostilities or war, such as the ongoing conflicts in Ukraine and the Middle East and tensions between China and Taiwan, in some cases resulting in sanctions imposed by the United States and other countries, and retaliatory actions taken by sanctioned countries in response to such sanctions;
•adverse changes in visa and immigration policies or the imposition of travel restrictions or more restrictive security procedures;
•climate change-related impact to travel destinations, such as extreme weather, natural disasters and disruptions, and actions taken by governments, businesses, our suppliers, and our other partners to combat climate change, such as new travel-related regulations, policies, or conditions related to sustainability and climate-change concerns;
•the occurrence of travel-related accidents or the grounding of aircraft due to safety concerns or regulatory actions;
•technical and operational disruptions at key transit hubs, including key international airports, due to insufficient funding of aviation and other travel or transportation agencies or governmental bodies;
•changes in preferences from traditional hotel bookings to the use of alternative providers that are not available on our platform;
•the impact of macroeconomic conditions and labor shortages on the cost and availability of airline travel, including the risk of a global recession;
•regulatory actions or changes to regulations governing the travel industry; and
•widespread health concerns or pandemics, such as the COVID-19 pandemic.
We have historically experienced and may in the future experience negative impacts to our business, financial condition, results of operations, and prospects from some or all of the above disruptions to business and consumer travel.
In addition, from time to time, certain airlines struggle to meet spikes in demand, leading to elevated cancellations and delays that frustrate passengers and strain airport operations. When large numbers of our customers experience delays or cancellations, our support costs tend to increase, and prolonged periods of systemic disruptions increase our operating costs and adversely affect our margins and results of operations.
Shifts in business travel trends or any decline in business travel demand would negatively impact our business, growth, results of operations, and financial condition.
Our business and growth depend on continued demand for business travel. In addition to global travel trends, business travel volume has been and may in the future be impacted by a number of different factors. The continued proliferation of remote and hybrid work models has enabled many companies to replace in-person meetings and events with virtual alternatives, which can be more cost-effective, resulting in some companies reducing discretionary travel. Shifts in trends regarding return-to-office mandates at our existing and potential customers have in the past impacted and may in the future impact our growth and business model, particularly if we face difficulties in acquiring new customers. Geopolitical instability and shifting political policies and landscapes have also impacted and may continue to impact certain existing and potential customers’ policies with respect to business travel, particularly international travel, as well as business travel in and around geographic regions experiencing political instability, hostilities, or conflict. Companies have also been periodically reassessing and adjusting travel policies and related T&E budgets, including due to the factors described above and broader factors impacting the travel industry generally, which has resulted and may continue to result in fluctuations in or reduced usage levels of our offerings across periods, contributing to fluctuations in our results of operations. Shifts in business travel trends or any decline in business travel demand could result in decreased new platform acquisition rates as well as reductions in usage of our offerings by our customers, which would negatively impact our business, results of operations, and financial condition.
We may be unable to attract new customers and grow our customer base, which would negatively impact our revenue growth and results of operations.
Our future growth depends in large part on increasing our customer base and maintaining and increasing the revenue we generate from those customers. To increase our GBV and revenue, we seek to expand our customers’ usage of our offerings, including by increasing their usage of our Travel offering and by driving their adoption and increased use of our additional offerings, including Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure. The success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our platform as a preferred product for T&E management and corporate card programs, particularly when compared to customers’ existing alternatives and new competitive offerings.
While we have experienced significant growth in the number of our customers in recent periods, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors have impeded, and may continue to impede, our ability to attract new customers and to retain, and to expand the use of our platform within, our existing customers, including:
•continued macroeconomic uncertainty, including as a result of tariffs and trade issues, rising interest rates, inflation, domestic and foreign currency fluctuation, instability in the global banking system, volatility in global stock markets, and the potential for a prolonged economic recession;
•changes in demand for and trends in business travel among existing and potential customers;
•reductions in T&E budgets and increased IT budget scrutiny at existing or potential customers;
•failure to establish, maintain, or expand relationships with key suppliers and other partners, including any related changes in commission rates that negatively impact us;
•failure to compete effectively against alternative products or services, including traditional offline travel services provided by large and established competitors as well as digital-native offerings (including those powered by AI);
•our ability to determine optimal pricing for our offerings, including in international markets;
•failure to successfully deploy new features and integrations or continue development or integration of Navan Cognition and related AI features and functionalities;
•failure to provide a quality customer experience and customer support; and
•failure of our sales and marketing strategies, including if we spend time and funding on strategies that do not provide sufficient return on our investment.
If we are unsuccessful in our efforts to acquire new customers and increase our customer base, including due to any of the above factors, or if we do so in a way that is not profitable, our growth, business, results of operations, and financial condition would be harmed. Our growth will also depend in part on capturing a greater portion of the unmanaged travel market.

We may not be successful in our efforts to retain and increase revenue from our customers, including by promoting and expanding adoption and usage of our offerings, which could adversely impact our business, financial condition, and results of operations.
Our strategy involves landing customers with our Travel offering and expanding those relationships by increasing our customers’ engagement with and usage of additional offerings, including Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure, and working to manage all of our customers’ corporate travel spend on our platform. If our customers do not adopt one or more of these additional offerings at the rate we anticipate or at all, our business and prospects could be negatively impacted. The success of these additional offerings depends upon our ability to sell them to our existing travel management customers and on increasing utilization once adopted by our customers. We have been investing and expect to continue to invest in a number of strategic growth initiatives to drive adoption of these additional offerings, but there can be no assurance that such investments will be effective on a timely basis or at all. In particular, we may experience more difficulty or fluctuations in adoption and expansion rates of our additional offerings by smaller customers in the unmanaged travel market, including due to their heightened focus on total cost of ownership and self-service models. In addition, there is a period of time between when we acquire new customers and when we begin to recognize the bulk of our revenues, during which the customer implements our technology, moves corporate travel budgets to our platform, and then launches initial bookings. This time period fluctuates depending on the size, scope, and complexity of a customer’s overall corporate travel spend and organization. To expand our customers’ usage of our offerings, we will need to successfully partner with customers to help them realize increased value in our offerings in an efficient manner, particularly in uncertain macroeconomic environments characterized by heightened scrutiny over T&E and IT budgets. If we do not effectively help our customers realize the value of managing more of their corporate travel spend on our platform, our business, growth, and results of operations could be harmed. In addition, use of our corporate card offering, along with the Navan Connect offering that allows customers to connect their non-Navan corporate cards to the Navan Expense system, gives us insights into travelers throughout their journey and, as a result, adoption by customers of this offering is crucial to our long-term strategy of providing comprehensive and personalized experiences to travelers. Accordingly, if customers do not adopt our additional offerings, they may not realize the full value of our platform and consequently may be more difficult to retain. As a result, our business, financial condition, results of operations, and prospects may be adversely affected.
Our Expense Management offerings are subscription-based, and Expense Management customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. We cannot assure you that such customers will renew subscriptions with the same or greater number of users or that they will upgrade to use features such as the corporate cards or Navan Connect. Customers may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, changes we may implement in our pricing or structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions, or customers’ budgetary constraints. If our existing Expense Management customers do not renew their subscriptions, renew on less favorable terms, or fail to expand the adoption of our platform within their companies, our revenue may decline or grow less quickly than anticipated, which could adversely affect our business, financial condition, results of operations, and prospects.
If we fail to offer high-quality customer support, including through our AI-powered virtual agents, or if our support is more expensive than anticipated, our business, margins, and reputation could suffer.
Our customers rely on our customer support services to resolve issues and realize the full benefits provided by our platform. High-quality support is also important for retaining and expanding the use of our offerings by our customers. We provide customer support over chat, telephone, and email, including through Ava, our AI-powered virtual agent. In particular, our business and margins are highly dependent on our AI-powered framework that enables us to create, train, deploy, and supervise specialized AI-powered virtual agents that can handle complex tasks previously requiring human intervention, from booking modifications to expense tracking to resolving issues during trips. Our growth, business, margins, and results of operations could be harmed if our virtual agents do not effectively and satisfactorily address our users’ needs and demands in using our platform to book and manage business travel and related expenses (including if users ultimately need to interact with live agents due to any failures, including perceived failures, of such virtual agents). Our growth, reputation, business, margins, and results of operations could also be harmed if our virtual agents make errors or introduce flawed, incomplete, or inaccurate outputs, some of which may appear correct, including due to flaws in the logic of the AI (a so-called “hallucination”), when interacting with users or processing their requests. In some cases, our virtual agents produce results that are inaccurate or incomplete or may take unintended actions from user queries and inputs, even with no hallucinations, which could result in negative impacts to our users and customers and harm our reputation, growth, business, and results of operations. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, expand usage of our offerings by our customers, and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. Moreover, if we are not able to meet the customer support needs of our customers through our AI-powered virtual agents or by chat and email, we may need to increase our support coverage and provide additional phone-based support. Agent-based phone-based support is more expensive to provide than the other customer support services we offer. As a result, increasing our support coverage and phone-based support services may negatively impact our gross margins.
Our customers have experienced increased customer wait times in the past and may experience similar delays in the future, including due to circumstances outside of our control. For example, when large numbers of our travelers experience delays or cancellations, our travelers have and may in the future experience delays in receiving necessary support services from us and our suppliers. If we are unable to help our travelers quickly resolve issues as a result of support issues we ourselves experience from our suppliers, our ability to retain customers and expand their usage of our offerings and attract new customers, as well as our reputation, could be harmed, and our business, financial condition, results of operations, and prospects could be adversely affected. In addition, as we continue to grow our operations internally and reach a larger and increasingly global customer base, we need to be able to provide efficient customer support that meets the needs of companies using our platform globally at scale. The number of customers using our platform has grown significantly, which puts additional pressure on our customer support services. If we are unable to provide high-quality customer support while controlling our customer support costs, our profitability may be negatively impacted.
Our Travel Management offerings depend on our relationships with suppliers.
The success of our Travel Management offerings depends on our ability to maintain and expand our relationships with our suppliers to offer our customers an unrivaled range of global travel inventory at optimal prices. Our ability to maintain our supplier relationships on favorable terms will depend on, among other things, providing suppliers with access to a large, expanding, and highly engaged user base of frequent travelers, visibility into traveler demand signals, flexible retailing and brand control for their products offered on our platform, access to new distribution initiatives like the International Air Transport Association’s New Distribution Capability (“NDC’), and access to our flexible platform architecture and integration capabilities to allow suppliers to roll out and test new products, content, pricing, and other features. In addition, if one or more of our suppliers suffers a deterioration in its financial condition, changes our contractual commission rate, or terminates its relationship with us, it could adversely affect our ability to deliver desired travel inventory to our customers as well as our business, financial condition, and results of operations.
Commissions on sales through global distribution systems (“GDSs”) are highly standardized, while direct supplier agreements are more variable and may involve higher commissions. If industry-wide commissions are reduced, or if we are unable to enter into favorable direct agreements with new suppliers, our business, financial condition, and results of operations could be adversely affected. Suppliers may change their commission rates, whether pursuant to our supplier contracts or more broadly, for a number of reasons, including in response to macroeconomic factors or changes in their business strategy. As part of strategic shifts, suppliers may also seek to implement their own direct distribution channels or pivot from intermediary channels, such as certain GDSs, which may result in negative impacts to our business, such as reductions in our supply inventory or increased prices by such suppliers on our platform. Such strategic shifts may reflect supplier efforts to optimize the financial profile of their distribution channels, including by managing commission rates in a manner that negatively impacts our usage-based revenue. Further proliferation or market acceptance of new distribution standards like NDC may also result in strategic shifts by our suppliers, which may negatively impact their relationships with us and are outside of our control.
Finally, we typically negotiate or renegotiate our agreements with these suppliers annually or every several years, depending on the duration of the agreement. No assurances can be given that suppliers will elect to participate in our platform or that our compensation, access to inventory, or access to inventory at competitive rates will not be reduced or eliminated in the future. Suppliers may also elect to reduce the cost of their products or services and therefore reduce our margins, and there can be no assurance that our agreements with suppliers will not lapse between renewals, which could limit our inventory. Such providers could seek to charge us for or otherwise restrict access to premium inventory, increase credit card fees or fees for other services, fail to provide us with accurate booking information, or otherwise take actions that could increase our operating expenses. As we focus our sales strategy on targeting and acquiring more of the unmanaged travel market, suppliers may reassess their strategic positioning with us which may in turn result in renegotiations of our contractual terms, including commission rates. Any of these actions, or other similar actions, could reduce our revenue and margins and could adversely affect our business, financial condition, results of operations, and prospects.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2015 and have incurred net losses in each year since inception, and we may not achieve or, if achieved, sustain profitability in the future. We generated net losses of $181.1 million in fiscal 2025 and $331.6 million in fiscal 2024. We generated net losses of $325.3 million and $134.4 million for the nine months ended October 31, 2025 and 2024.
We had an accumulated deficit of $1,617.1 million as of January 31, 2025 and $1,942.4 million as of October 31, 2025. While we experienced significant revenue growth in recent periods, we cannot predict whether we will maintain this level of growth or when we will achieve profitability. We are not certain whether or when our revenue will be sufficient to sustain or increase our growth or to achieve profitability in the future. Even if we achieve profitability, we may not be able to sustain or increase our profitability. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to make significant investments in our business, including to further develop our platform and offerings, such as our technology infrastructure and our AI framework, features, and functionalities, expand our marketing programs and sales teams to drive new customer acquisition and expand engagement with our platform and offerings within our customers, support our international expansion, and develop and introduce new offerings, use cases, and platform features and functionalities. We will also face increased costs associated with growth, the expansion of our customer and supplier base, continued focus on our sales strategies, expansion of our efforts to increase our share of the unmanaged travel market, and increases in general and administrative expenses as a result of being a public company. We also may never achieve or maintain profitability if we are not able to acquire new customers, drive further adoption within existing customers, or maintain and strengthen our supplier relationships. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve or, once achieved, sustain profitability, the value of our business and Class A common stock may significantly decrease and our business, financial condition, results of operations, and prospects could be adversely affected.

We have a limited history operating our business at its current scale, scope, and complexity in an evolving market and economic environment, which makes it difficult to evaluate our current business, plan for future operations and strategic initiatives, predict future results, and evaluate our future prospects, increasing the risks associated with an investment in our Class A common stock.
We were incorporated in 2015, launched our Travel offering in 2016, and introduced our Expense Management offerings in 2020. Travel demand levels have normalized in recent periods, a trend that we expect to continue, and our recent accelerated growth rates have moderated and may continue to do so in future periods. Further, in more recent periods, there has been uncertainty and disruption in the political environment, global economy, and financial markets, which have resulted and may continue to result in fluctuations in demand for business travel as well as reductions of corporate travel budgets and IT investment. Accordingly, we have limited experience in, and data and results from, operating our business at its current scale, scope, and complexity and in a rapidly evolving market for business travel. We also have limited data from, and experience operating our business under current macroeconomic conditions, including elevated inflation, and interest rate and foreign‐exchange fluctuations, and cannot fully predict how customers and suppliers will operate in this environment. We have encountered, and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. As a result, our ability to plan for future operations and strategic initiatives, predict future results of operations, and plan for and model future growth in revenue and expenses and prospects is subject to significant risk and uncertainty as compared to companies with longer and more consistent operating histories and in more stable macroeconomic environments and industries. These circumstances in turn limit our ability to accurately predict and plan for our customer demands and, given our usage-based travel revenue model, our growth rates, revenue, margins, and profitability.
Moreover, while we have invested heavily in our additional offerings beyond Travel Management, including our Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure offerings, we are continuing to grow and scale these offerings, and we cannot be certain when, if ever, we will achieve meaningful scale, customer adoption and expansion, and revenue from such offerings, particularly as we continue to grow our customer base and as we scale in number of customers served. Our business and growth strategies are also dependent on continued development, implementation, and integration of Navan Cognition, our proprietary AI framework for our platform, and related AI features and functionalities for our platform. While we have invested significantly in our AI framework, features and functionalities over the past several years, including our Navan Cognition framework, to help drive future growth in our business and reduce costs, AI technology is expected to continue to rapidly advance. We may not be successful in maintaining or increasing market acceptance of our platform to satisfy customer and user demand for integrated AI technologies, features, and functionalities, particularly as competitive technologies and solutions are introduced. We may also not be successful in properly and effectively implementing and integrating our AI features and functionalities for our platform as we work to continue developing them to improve the user and customer experience with our platform and to reduce our costs. Any of these outcomes could harm our business, results of operations, and financial condition. We also expect future trends in our revenue, margins, and profitability to vary in ways that we may not anticipate or predict, which may be driven by our own product or strategic initiatives as well as external factors such as economic conditions. We also have limited experience in deploying our product-led growth strategy, as compared to our sales-led growth strategy. As a result, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history at the current scale, scope, and complexity of our business or operated in a more predictable or stable market.
We have also recently completed several acquisitions of complementary businesses and have also broadened the scope and extent of our offerings outside of the United States. We have limited experience operating this expanded business at current scale and in increasing non-U.S. jurisdictions, including under economic conditions characterized by high inflation or in economic recessions. Certain of our longer-term strategic initiatives may also be obstructed or have unintended effects in the event of an economic recession, which we may not be able to predict. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets or otherwise, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, results of operations, and prospects could be adversely affected. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.
Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations.
Our results of operations have varied significantly from period to period in the past, and we expect that our results of operations will continue to vary significantly in the future such that period-to-period comparisons may not be meaningful. Accordingly, our results of operations in any one quarter should not be relied upon as indicative of our future performance. Our quarterly results of operations may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to attract new customers and retain and grow sales within our existing customers;
•our ability to drive adoption of our offerings beyond Travel Management, including our Expense Management offerings;
•our ability to continue integrating AI into our offerings and expanding our use of AI;
•our ability to maintain and expand our relationships with our suppliers, and to identify and attract new suppliers;
•changes in overall demand for business travel due to technological changes or changes in business practices, including as a result of current macroeconomic conditions;
•the occurrence of travel-related accidents or the grounding of aircraft due to safety concerns or regulatory actions;
•technical and operational disruptions at key transit hubs, including key international airports, including due to insufficient funding of aviation and other travel or transportation agencies or governmental bodies;
•fluctuations in demand for, or pricing of, our platform, including the mix of hotel and air travel booked each quarter;
•seasonal demand fluctuations, such as reduced travel by our users during holiday periods;
•changes in customers’ T&E budgets and IT spending budgets;
•potential and existing customers choosing our competitors’ products and services;
•the development or introduction of new products or services that are easier to use or more advanced than our platform;
•the adoption or retention of more entrenched or rival services in the international markets where we compete;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•the amount and timing of non-cash expenses, including stock-based compensation;

•the amount and timing of costs associated with recruiting, training, and integrating new employees, and retaining and motivating existing employees;
•fluctuation in market interest and foreign exchange rates, and the impact of inflation and instability in the global banking system on the United States and global economies;
•the impact of geopolitical conflicts, such as the ongoing conflicts in Ukraine and the Middle East, including related sanctions implemented by other countries, on global travel patterns and financial markets;
•political unrest or instability;
•our ability to successfully execute acquisitions and integrate acquired businesses, and their accounting impact on our results of operations, including impairment of goodwill;
•the impact of new accounting pronouncements or changes in our accounting policies or practices;
•security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform;
•our brand and reputation;
•legal and regulatory compliance costs in new and existing markets; and
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. In addition, our quarterly results may fluctuate based on the relative volume of flights and hotel stays booked on our platform, as we tend to collect higher commissions on hotel reservations than air travel.
Finally, we expect to incur significant additional expenses due to the increased costs of operating as a public company. If our quarterly results of operations fall below the expectations of investors and securities analysts who cover our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits, and our business, financial condition, results of operations, and prospects could be adversely affected.
Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, results of operations, and prospects.
As part of our business strategy, we have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in April 2021, we acquired Reed & Mackay, a global travel management provider headquartered in the United Kingdom; in February 2022, we acquired Comtravo, a modern travel solution in Germany, Austria, and Switzerland and Resia, a travel agency covering Northern Europe; and in May 2023, we acquired Tripeur, an India-based travel management company. However, there can be no assurance we will be able to successfully identify desirable acquisition candidates in the future, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our customers or investors.
We have encountered and may in the future encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of our acquired companies, assets, and businesses, particularly if key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. We may also have difficulty establishing our company values with personnel of acquired companies, which may negatively impact our culture and work environment. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We have also experienced and may in the future experience difficulties and delays in integrating acquired companies and their systems into our controls environment, which may harm our ability to comply with reporting requirements, impact our understanding of certain details of our business and our ability to plan and forecast, or subject us to regulatory scrutiny. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, and increasing our expenses, any of which could adversely affect our business, financial condition, results of operations, and prospects.
In addition, the technology and information security systems and infrastructure of businesses we acquire may be underdeveloped or subject to vulnerabilities, subjecting us to additional liabilities. We have incurred and could in the future incur significant costs related to the implementation of enhancements to information security systems and infrastructure of acquired businesses and to the remediation of any security breaches. If security, data protection, and information security measures in place at businesses we acquire are inadequate or breached, or are subject to cybersecurity attacks, or if any of the foregoing are reported or perceived to have occurred, our reputation and business could be damaged, and we could be subject to regulatory scrutiny, investigations, proceedings, and penalties. We may also acquire businesses whose operations may not be fully compliant with all applicable regulations, including governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, counter-terror financing, and privacy and security laws, subjecting us to potential liabilities and requiring us to spend considerable time, effort, and resources to become compliant.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. In addition, if an acquired business fails to meet our expectations, our business, financial condition, results of operations, and prospects could be adversely affected.
We plan to continue expanding our international operations which could subject us to additional costs and risks, and our continued expansion internationally may not be successful.
A significant amount of our revenue is derived from customers from outside the United States, and we plan to continue expanding our operations internationally in the future. Revenue generated from customers outside of the United States was $72.4 million, or 37% of our revenue, and $60.6 million, or 40% of our revenue, for the three months ended October 31, 2025 and 2024, respectively, and was $200.5 million, or 38% of our revenue, and $166.7 million, or 41% of our revenue, for the nine months ended October 31, 2025 and 2024, respectively. Outside of the United States, we currently have direct and indirect subsidiaries in many countries, including the United Kingdom, France, Israel, Singapore, India, the United Arab Emirates, and Australia, and we have employees in more than 15 countries. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, there are significant costs and risks inherent in conducting business in international markets, including:
•establishing and maintaining effective controls at foreign locations and the associated increased costs;
•adapting our platform and offerings to non-U.S. consumers’ preferences and customs;
•localizing our platform and features for specific countries, including translation into foreign languages, tax, and regulatory updates and associated expenses;

•expanding our platform and offerings to cover travel methods and providers that are not part, or do not reflect a significant portion, of our offering in the United States;
•increased competition from local providers;
•compliance with foreign laws, regulations, and licensing requirements;
•adapting to doing business in other languages and/or cultures;
•compliance with the laws of numerous taxing jurisdictions where we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to U.S. and foreign tax laws as they relate to our international operations;
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA” and the UK Bribery Act 2010 (the “UK Bribery Act’) by us, our team members, our suppliers, and our other partners;
•difficulties in staffing and managing global operations and the increased travel, infrastructure, and compliance costs associated with multiple international locations;
•regulatory and other delays and difficulties in setting up foreign operations;
•complexity and other risks associated with current and future foreign legal requirements, including legal requirements related to data privacy and security frameworks, such as the European Union, and UK General Data Protection Regulations, and other data privacy and security laws that impose different and potentially conflicting obligations with respect to how personal data is processed or require that customer data be stored in a designated territory;
•currency exchange rate fluctuations and related effects on our results of operations;
•economic and political instability in some countries;
•the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and
•other costs of doing business internationally.
These factors and other factors have historically posed and may in the future pose challenges to growing our international operations organically, and could harm our international operations and, consequently, negatively impact our business, results of operations, and financial condition. As we seek to continue to expand internationally, we will likely encounter unexpected challenges and expenses due to local regulations, requirements, practices, and markets. Further, we may incur significant operating expenses as a result of our international expansion, and it may not be successful. We also hold cash and cash equivalents internationally, and in some cases, such liquidity resources may not be easily transferred across jurisdictions, which may negatively impact our financial condition and results of operations. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. If we are unable to continue to expand internationally and manage the complexity of our global operations successfully, our business, financial condition, results of operations, and prospects could be adversely affected.
Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to increase our customers and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our sales and marketing teams and to deploy our sales and marketing resources efficiently. We intend to continue investing significantly in our sales force and capabilities to land customers with our Travel offering and expand their adoption, usage of, and engagement with additional offerings. Our growth and business strategy are dependent on our ability to successfully execute our sales strategies at increasing scale.
Successfully executing our sales and marketing strategy requires strong leadership, alignment across our sales and marketing functions, and the ability to scale across diverse customer types, channels, and geographies. If we are unable to recruit, hire, develop, and retain high-performing sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing leaders fail to execute our sales strategies effectively, our ability to attract new customers and expand usage of and engagement with our offerings could be harmed.
We have historically focused our customer acquisition strategy on targeting mid-size and larger customers with a direct sales-led motion via our dedicated sales team. These customers often have a travel and expense vendor already and are sometimes characterized by more complex customer requirements, higher upfront sales costs, and less predictability in the timing or likelihood of expanding their usage of and engagement with additional offerings following adoption of our Travel offering. In certain circumstances, a larger enterprise or company’s decision to initially adopt our platform, particularly our Travel offering, and expand their usage of and engagement with additional offerings, may be a company-wide decision, requiring additional education regarding the use and benefits of our platform for managing their business travel spend. As a result, the length of our sales cycle and ramp time for usage of and engagement with additional offerings has varied, and may continue to vary, significantly from customer to customer depending on the size and type of the customer. We have also more recently begun deploying our product-led growth (“PLG”) go-to-market strategy to acquire new customers who have traditionally been unmanaged, meaning they have historically not used any travel and expense vendor or solution. Our success depends on our ability to maintain brand trust, execute effective growth marketing, deliver a flexible and intuitive platform experience, and demonstrate tangible cost savings and differentiated technology at scale, including compared to those of our competitors. These customers demand flexible deployment of our offerings within their companies and prioritize ease of use, particularly self-service implementation tools, to roll out our offerings across their employee base at their own pace. While we may adjust our sales strategies from time to time, including investing in newer motions such as our PLG strategy and targeting different customer channels, we have historically acquired the majority of our customers through our sales-led growth (“SLG”) strategy and expect such strategy and related customer channels to remain an important driver for new customer growth in the future. If we fail to allocate sufficient sales and marketing funds and resources to our SLG sales strategy, including due to prioritization of other sales strategies that do not generate meaningful return on our investment, our growth, including in new customer acquisition, and our business could be harmed.
We also dedicate significant resources to sales and marketing programs, including digital advertising services. The effectiveness and cost of these programs may fluctuate due to competition for key search terms, changes in search engine use, and changes in the search algorithms used by major search engines. We have limited experience conducting broad brand marketing campaigns and other marketing initiatives. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur. Our marketing campaigns may also be long-term endeavors, and we may not be able to accurately assess the success of these campaigns for several periods. If we are not able to effectively develop our sales and marketing capabilities and implement our marketing strategies, our business, financial condition, results of operations, and prospects could be adversely affected.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our platform may become less competitive.
The business software and travel industries are subject to rapid technological change, evolving industry standards and practices, and changing customer needs and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes by continually modifying and enhancing our platform and offerings to keep pace with changes in hardware systems and software applications, AI, database technology, and evolving technical standards and interfaces on a timely basis. If we are unable to develop and market new technology, features, and functionality for our platform that keep pace with rapid technological and industry change and satisfy our customers, our revenue and results of operations could be adversely affected. If new technologies emerge that deliver competitive products at lower prices, with more use cases, more efficiently, more conveniently, or more securely, it could adversely impact our ability to compete.
We have incorporated AI-based solutions into our offerings, including through our Navan Cognition framework powering our virtual agents, including our virtual agent chatbot software. As with many innovations, AI presents risks, challenges, and unintended consequences that could impact our ability to successfully incorporate the use of AI in our business. For example, our algorithms may be flawed and not achieve sufficient levels of accuracy or contain biased information. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed, resulting in a hallucination. Algorithms are also subject to privacy and data security laws, as well as increasing regulation and scrutiny. In addition, our competitors or other third parties may incorporate AI solutions into their products more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications. For example, competitors leveraging AI or other automation may drive increasing efficiency in their support costs while offering faster, more personalized service than us. We have made significant investments in our AI technology, including in our Navan Cognition framework that powers our virtual agent chatbot software, which are critical tools in the efficient scaling of our platform. Our ability to employ AI, or the ability of our competitors to do so better, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies. We need to continuously modify and enhance our platform and offerings to adapt to changes and innovation in these technologies as well as to demonstrate increasing benefits and efficiencies of our platform to customers and their employees, who are expected to demand continued innovation in the features and functionalities of our platform and offerings. This development effort will require significant engineering, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, which could adversely affect our business, financial condition, results of operations, and prospects.
Our corporate card offering exposes us to credit risk and other risks related to customers' ability to pay the balances incurred on their corporate cards.
We offer our corporate card product to a wide range of businesses, and the success of this product depends on our ability to effectively manage related risks and detect fraud. The credit decision-making process for our corporate card uses proprietary risk assessment methodologies and other techniques designed to analyze the credit risk of specific businesses based on, among other factors, their past purchase and transaction history. In addition, we bear the entire credit risk and are liable to the issuing bank to settle the transaction and may incur losses as a result of claims from the issuing banks. While we would seek to recover losses from a customer, we may not fully recover them if a customer is unwilling or unable to pay due to their financial condition. Because we are liable to the issuing bank, we may also bear the risk of losses if a customer does not provide payment due to fraudulent or disputed transactions. We are also subject to risk from fraudulent acts of employees or contractors. Additionally, criminals are using increasingly sophisticated methods to engage in illegal activities which they may use to target us, including “skimming,” counterfeit payment cards, phishing schemes, and identity theft. A single, significant incident or a series of incidents of fraud or theft involving our corporate cards could result in reputational damage to us, potentially reducing the use and acceptance of our corporate card offering or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines. The foregoing could harm our business, results of operations, and financial condition.
Additionally, our funding model relies on a variety of funding arrangements, including warehouse facilities and purchase arrangements, with a variety of funding sources. Any significant underperformance of the card receivables we own may adversely impact our relationships with such funding sources and result in increased costs of financing, modification or termination of our existing funding arrangements, or impairment of our ability to procure funding, which could adversely affect our business, financial condition, results of operations, and prospects.
While we have entered into redundant relationships with third-party partners and issuing banks for our corporate cards, if we lose any of these services, or if the card network ceases to support our cards, our business, results of operations, financial condition, and growth prospects could be harmed.
Our corporate card is an important element of our growth strategy. We have entered into card issuing agreements with bank program managers and issuing banks for card issuing, compliance, transaction settlement, and related services. Those agreements include significant security, compliance, and operational obligations, including adherence on short notice to evolving regulatory requirements. If we are not able to comply with those obligations or our agreements with the third-party bank program managers and issuing banks are suspended, limited, or otherwise terminated for any reason (including, but not limited to, the failure by an issuing bank to comply with applicable regulations), we could experience service interruptions, delays, and additional expenses in arranging new services. As a result, we may be unable to replace these services on competitive terms, or at all, which could adversely affect our business, financial condition, results of operations, and prospects.
Our Navan Connect service enables customers to connect their non-Navan corporate cards to our expense management platform to automate reporting and, in some cases, enable the creation of virtual cards for travel bookings on our platform. We do not bear the credit risk or the risk of card losses on cards enrolled in Navan Connect. These cards are issued independently from Navan, and accordingly, we do not have agreements in place that would make Navan liable for those cards' transactions. We do not earn revenue from interchange on cards enrolled in Navan Connect. Navan Connect depends on us maintaining contractual relationships with card networks and card providers, and if a card network or card provider suspends or terminates its agreement with us, our business, financial condition, results of operations, and prospects could be harmed.
Dependence on third-party service providers by us and our suppliers involves risks, including security incidents, service disruptions, and operational failures that could compromise confidential information, disrupt critical business operations, and damage our reputation. Interruptions or delays in these services have impaired and may in the future impair the delivery of our platform, harming our business.
We host our platform using third-party cloud infrastructure services. All of our offerings utilize resources operated by us through these providers. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize multiple data storage locations, an incident affecting our backup data storage locations that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses, disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform.
Beyond cloud hosting, we rely on numerous third parties to operate our critical business systems and process confidential and personal information, such as payment processors that handle customer credit card payments, cloud service providers, and customer care centers. Our ability to monitor these third parties’ information security practices is limited, creating significant exposure to potential security events, disruptions, or outages outside our direct control. These third parties may inappropriately access confidential and personal information or may lack adequate security measures, potentially leading to security incidents that compromise the confidentiality, integrity, or availability of systems they operate for us or the information they process on our behalf.
For example, the CrowdStrike incident and resulting systems outage in July 2024 significantly impacted airline operations and forced several major carriers to ground flights for a prolonged period. While we were not the source of that incident and the CrowdStrike incident did not have a direct impact on our operations, disruptions of this nature could in the future significantly affect our ability to provide timely travel services to customers who rely on our platform for booking and itinerary management and support. Substantial or sustained failures caused by third-party software issues, airline infrastructure outages, or vulnerabilities in our systems could lead to service delays, reduced functionality, customer frustration, and reduced trust in our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, or cause us to lose or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Such failures could adversely affect our business, financial condition, results of operations, and prospects.
Supply chain attacks targeting service providers have increased in both frequency and severity in recent years. We cannot guarantee that our service providers' infrastructure or the infrastructure of their partners has not been compromised. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, we cannot be certain that our applicable contracts with these third parties will adequately limit our data security-related liability or provide sufficient mechanisms for indemnification or recovery of losses they cause us to incur.
Our platform is accessed by many customers, often at the same time. Any interruptions or delays in access to our platform, including due to third-party provider failures or incidents, could impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.
Given the increasingly international nature of our business, we may also partner with local travel management companies in specific geographies that may not meet the cybersecurity controls expected or required by our suppliers and customers. These local partners may operate under different regulatory frameworks and security standards that don't align with our requirements or customer and supplier expectations, creating additional vulnerability points in our overall security posture. Security incidents involving these international partners could damage customer trust, result in regulatory violations across multiple jurisdictions, and create complex legal challenges due to varying international privacy laws if data these international partners process on our behalf is impacted.

We may not successfully develop or introduce new offerings, services, features, integrations, capabilities, and versions of our existing offerings that achieve market acceptance, and our business could be harmed and our revenue could suffer as a result.
Our ability to attract new customers and increase revenue from existing customers depends in large part upon the successful development, introduction, and customer acceptance of new offerings, services, features, integrations, capabilities, and versions of our existing offerings. Unexpected delays in releasing new or enhanced offerings, or errors following their release, could result in loss of sales, delay in market acceptance of our platform, or customer claims against us, any of which could harm our business. The success of any new product, service, feature, integration, capability, or version depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, proper marketing of the offering, and market acceptance. For example, our Bleisure offering is a nascent offering, and there can be no assurance that it will reach the level of customer adoption that it was designed to achieve. We may not be able to develop new offerings successfully or to introduce and gain market acceptance of new offerings in a timely manner, or at all. If we are unable to expand our offerings in a manner that increases retention of existing customers and attracts new customers, or successfully drives adoption by our Travel Management customers of our Expense Management and corporate card offerings, our business, financial condition, results of operations, and prospects could be adversely affected.
Our business is affected by seasonality.
Our business has historically been influenced by seasonality, primarily related to seasonal travel trends of business travelers, as our users typically travel less during holiday periods, though this effect varies regionally. As a result, our travel revenue has historically been stronger in the third fiscal quarter. Additionally, a portion of the revenue from our Expense Management offerings is driven by the volume of corporate card spending processed by our Expense Management platform, which tends to decrease during periods of decreased business travel. In addition, demand for travel generally fluctuates based on a number of factors, including periods of perceived or actual adverse economic conditions and times of political or economic uncertainty. As a result of quarterly fluctuations caused by these and other factors, comparisons of our results of operations across different fiscal quarters may not be accurate indicators of our future performance. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced offerings, including the costs associated with such introductions.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to maintain and expand our base of customers may be impaired, and our business and results of operations will be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the Navan brand is critical to expanding our customer base and establishing and maintaining relationships with suppliers and other partners. Successful promotion and protection of our brand will depend largely on the effectiveness of our marketing efforts, our ability to ensure that our platform remains high-quality, reliable, useful and competitively priced, the quality and perceived value of our platform, our ability to successfully differentiate our platform and features from those of our competitors, and the ability of our customers to achieve successful results by using our platform and features. Maintaining and enhancing our brand may require us to make substantial investments not just in our Travel Management offerings but also in newer offerings, such as Bleisure, and to make substantial investments in new non-U.S. markets, which may not be successful. Marketing campaigns are also critical to the success of our product-led growth sales strategy. Substantial advertising expenditures may be required to maintain and enhance our brand, which may not prove successful. Advertising and other brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. In addition, existing and future brand-marketing campaigns and customer awareness strategies may have lengthy return on investment time horizons. We also have limited experience conducting broad marketing campaigns, such as global integrated marketing campaigns, and other marketing initiatives. As a result, we may not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, which could also negatively impact our ability to effectively allocate sales and marketing funds and resources to the sales strategy that generates the greatest return on our investment. There could also be a negative reaction to certain advertising campaigns and values-based activity and communications.
Additionally, our brand could be damaged by incidents involving our suppliers, particularly if the incidents receive considerable negative publicity or result in litigation, some of which may occur in the ordinary course of our business or the business of our suppliers and other partners. In addition, our failure to provide timely and sufficient support services to our users and customers in connection with travel delays and incidents could harm our brand and reputation. Such incidents may arise from events that are or may be beyond our control, such as actions taken (or not taken) by one or more suppliers, including flight delays and cancellations. If we fail to promote and maintain the Navan brand, or if we incur excessive expenses in this effort, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform and features. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive.
We face significant competition in the markets we serve, and if we do not compete effectively, our business, results of operations, and financial condition could be harmed.
Our offerings address a highly competitive market with entrenched incumbent industry participants, ranging from legacy service providers to more modern software companies. Some of our competitors may have access to more financial resources, greater name recognition, and better-established customer bases in their target segments, differentiated business models, technology, and other capabilities or a differentiated geographic coverage, which may make it difficult for us to retain or attract new customers. In addition, competitors are increasingly using AI and automation to improve service quality and reduce operational costs, allowing them to deliver more personalized user experiences or more efficient support at scale. New AI-native entrants may bypass traditional models and gain traction quickly, particularly in the unmanaged travel market, including by offering products that more effectively streamline the travel booking and expense management process using AI or other digital-native tools. At the same time, legacy competitors may continue to benefit from their brand strength, customer relationships, and market influence while integrating AI into their offerings, particularly if certain enterprise customers continue to favor traditional offline travel management services. Our travel suppliers may also seek to develop and implement or further invest in existing direct distribution channels. If we cannot compete effectively, our business, financial condition, results of operations, and prospects could be adversely affected.
In Travel Management, we currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other corporate travel management service providers such as BCD Group, Global Business Travel Group, Inc., and SAP Concur, traditional travel agencies, and emerging and established online travel agencies. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations such as short-term home or condominium rentals, and social media and e-commerce websites, as well as direct-booking platforms from hotel chains and airlines.
In addition, our Expense Management and corporate card offerings face significant competitive challenges from do-it-yourself approaches as well as companies that provide traditional horizontal platform solutions with expense management features, such as Expensify, Oracle, and SAP, corporate card providers, and expense management solutions, such as Brex and Ramp. Moreover, some travelers may prefer to use their existing travel rewards credit cards to book rather than our corporate card, even if their personal rewards from our Expense Management offerings would be superior. It is difficult to predict adoption rates and demand for our Expense Management offerings, the future growth rate and size of the market for expense management and other pre-accounting products, or the entry of competitive offerings. Some traditional horizontal platform solutions with expense management features have substantially greater revenue, personnel, and other resources than we do. We also face competition from a growing number of other businesses offering expense management solutions and corporate cards. Some of these companies are using AI to automate workflows and deliver more adaptive user experiences, which may shift customer expectations and alter how expense management solutions are evaluated and adopted. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify. Additionally, it is possible that larger companies with substantial resources that operate in adjacent accounting, finance, or compliance verticals may decide to pursue expense management automation and become immediate, significant competitors. Merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies.
We cannot assure you that we will be able to compete successfully against any current, emerging, and future competitors or provide sufficiently differentiated products and services to our customer base in any of the markets we serve. Increasing competition from current and emerging competitors, consolidation of our competitors, the introduction of new technologies, and the continued expansion of existing technologies may force us to make changes to our business model, which could adversely affect our business, financial condition, results of operations, and prospects.
If our customers or users of our platform engage in, or are subject to, fraud, criminal activity, or inappropriate conduct, our reputation, brand, business, financial condition, and results of operations could be harmed.
We are not able to control or predict the actions of our customers or users during their engagement with our platform or otherwise. We face the risk of criminal activity, fraud, and inappropriate conduct from users or individuals impersonating users on our platform. Such risks include identity theft, use of stolen or fraudulent credit card data, social engineering attacks to gain unauthorized account access, and fraudulent exploitation of our payment card programs. This conduct has in the past involved, and may in the future involve, coordinated and complex fraud schemes that are difficult to detect and prevent. Given their complexity, such schemes have in the past persisted, and future schemes may also persist, for lengthy periods prior to detection. If our platform is perceived as a conduit for such activity or if we fail to effectively detect and prevent these threats, our brand reputation could be seriously damaged, resulting in negative press coverage, customer attrition, damage to our supplier relationships, and reduced market confidence. The financial impact of such fraudulent activities is often difficult to quantify quickly or with precision due to the complexity of certain of these schemes. Consequently, the negative effects on our financial results may continue into future periods or have a greater impact than initially anticipated, even after the fraudulent activity has been terminated. If the fraudulent activity occurs through systems controlled by any of our partners, such as our suppliers, we may be unable to remediate or prevent this activity in a timely manner or at all due to limitations in our ability to interact with such systems. The process of identifying the full scope of losses often requires extensive investigation, potentially delaying financial reporting and creating additional operational challenges.
Our failure to adequately detect, address, or prevent these fraudulent transactions could result in multiple adverse consequences beyond direct financial losses, including:
•significant damage to our reputation and brand trust;
•litigation and regulatory action across multiple jurisdictions;
•errors in financial statements potentially requiring corrections or restatements;
•delays in preparing and filing periodic reports;
•failures to meet our reporting and other obligations as a public company; and

•additional expenses for remediation and enhanced security measures.
These risks extend beyond direct fraud against our systems. If criminal, inappropriate, or other negative incidents occur due to the conduct of customers, users, suppliers, or other third parties using our platform, our ability to attract and retain business relationships may be harmed. These incidents can significantly undermine confidence in our services, even when we are not directly at fault.
As our platform continues to grow in scale and geographic reach, the sophistication and variety of potential fraud schemes will likely evolve in parallel. This requires continuous investment in fraud detection technologies, security protocols, and specialized personnel to protect our platform integrity and financial stability. The travel industry is particularly vulnerable to these risks due to the high transaction values and complex payment systems involved, making effective fraud prevention a critical component of our operational strategy and long-term business viability. If criminal, inappropriate, or other negative incidents occur due to the conduct of third parties, our ability to attract and retain customers may be harmed, and our reputation, business, and financial results could be harmed.
If the prices we charge in connection with our offerings are unacceptable to our customers, our business, financial condition, and results of operations may be adversely impacted.
We primarily generate revenue through commissions received from our suppliers based on the dollar volume of bookings made by users on our platform as well as per-trip or per-transaction fees from customers for access to our travel management platform or on-demand travel management services. We also generate revenue from annual subscription fees paid by our customers for access to our expense management offerings. As the market for our platform matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. Moreover, our pricing strategy may come under pressure due to industry developments or macroeconomic conditions that are out of our control, including changes in available travel inventory, changes in inventory network standards like the NDC, reduced commission rates, or changes to interchange fees, as well as overall inflation and budget constraints impacting customers in an uncertain macroeconomic environment. Our pricing strategy for existing and new offerings we introduce may prove to be unappealing to our customers, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could adversely affect our business, financial condition, results of operations, and prospects.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. We calculate and track performance metrics with internal tools, which are not independently verified by any third party. While we believe our metrics are reasonable estimates of our business and financial performance for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, the accuracy and consistency of our performance metrics may be impacted by changes to internal assumptions regarding how we account for and track customers, limitations on system implementations, and limitations on third-party tools’ abilities to match our database. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business or growth trends; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our business, financial condition, results of operations, and prospects could be adversely affected.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Such estimates and forecasts, including those we have generated ourselves or that include our data, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate including due to the risks described herein. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers or travelers covered by our market opportunity estimates will purchase our offerings at all or generate any particular level of revenue for us. Any expansion in the markets in which we operate depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the markets in which we compete meet our size estimates and growth forecasts, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.
Risks Related to Our People
If we lose Ariel Cohen, our co-founder and Chief Executive Officer, or other key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
Our success and future growth depend upon the continued services of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, human resources, or technology personnel, could disrupt our operations and have a negative impact on our ability to grow our business. In particular, Ariel Cohen, our co-founder and Chief Executive Officer, is critical to our overall management, as well as the continued development of our platform, offerings, culture, and strategic direction. Additionally, certain key members of our management team are based in, or spend considerable time in, Israel, including at our office in Tel Aviv, and the escalating military conflict between Iran and Israel may impact their safety and availability, potentially disrupting our operations and business continuity. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. In addition, we may face challenges retaining senior management of companies we acquire. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested equity awards that may cease to be effective as a retention incentive now that we are a public company and such awards are publicly tradable. The loss of our founders, one or more of our senior management, key members of senior management of acquired companies, or other key employees could harm our business, and we may not be able to find adequate replacements. To retain our senior management and key employees, we may also decide to provide them with certain compensation types and structures that may be perceived negatively by certain stakeholders or advisory groups or result in stockholder complaints or disputes, which could negatively impact our reputation, stock price, and business. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

In addition, to execute our business strategy, we must attract and retain highly qualified personnel. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area where we are headquartered, and where we have a need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software and payment systems, as well as for skilled legal, compliance, and risk operations professionals. We may also face increased competition for personnel from other companies which adopt approaches to remote work that differ from ours. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of certain visas. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer.
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed. Inflationary pressures, or stress over economic or geopolitical events such as those the global market is currently experiencing, may also result in employee attrition. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected, which could adversely affect our business, financial condition, results of operations, and prospects.
Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, results of operations, and prospects.
Our company values have contributed to our success. If we cannot maintain these values as we grow, we could lose certain benefits we derive from them, and our employee turnover could increase, which could harm our business.
We believe that our company values have been and will continue to be a key contributor to our success. We have rapidly increased our workforce across all departments, and we expect to continue to hire across our business. Our anticipated headcount growth, combined with our transition from a privately-held to a publicly-traded company, may result in changes to certain employees’ adherence to our core company values. If we do not continue to maintain our adherence to our company values as we grow, including through any future acquisitions or other strategic transactions, we may experience increased turnover in a portion of our current employee base and may not continue to be successful in hiring future employees. Moreover, now that our Class A common stock is publicly traded, many of our employees may be eligible to receive significant proceeds from the sale of Class A common stock in the public markets. This may lead to higher employee attrition rates. If we do not replace departing employees on a timely basis, our business and growth may be harmed.

Risks Related to Privacy, Cybersecurity, and Intellectual Property
We are subject to stringent and changing privacy and security laws, regulations, standards, policies, and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government investigations or enforcement actions, a disruption of our services, private litigation, changes to our business practices, increased costs of operations, adverse publicity, limitations on the use or adoption of our services, and other negative effects on our results of operations and business.
Our customers and travelers store personal, business, financial, and other sensitive information on our platform. In addition, we receive, store, and otherwise process personal and business information and other data, including sensitive, proprietary, or confidential information from and about actual and prospective customers and travelers, in addition to our employees and service providers. Our handling of such information is subject to a variety of evolving privacy and security laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission and various state, local, and foreign governments. New or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal information. Moreover, we publish privacy and security policies, representations, certifications, standards, publications, contracts, and other obligations to third parties related to privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
In the United States, numerous federal and state laws and regulations, including state personal information laws, state data breach notification laws, federal and state consumer protection laws and regulations, and other similar laws (such as wiretapping laws) govern the collection, use, disclosure, and protection of personal information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, in California, the California Consumer Privacy Act (the “CCPA”) requires, among other things, that covered businesses provide disclosures to California residents and afford residents abilities to opt-out of certain sales of personal information, and gives California residents the ability to limit use of certain sensitive information. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. These laws demonstrate the evolving regulatory environment related to personal information and make it difficult to predict the impact of such laws on our business or operations. Such complexities have required and may continue to require us to modify our data-processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
In addition, several foreign countries and governmental bodies, including the European Union and the United Kingdom, have laws and regulations governing the handling and processing of personal information, which are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, security, transfer, and other processing of various types of data, including data that identifies or may be used to identify an individual. Our current and prospective service offerings subject us to the European Union General Data Protection Regulation 2016/67 (the “EU GDPR”) the United Kingdom Data Protection Act of 2018 that effectively implemented EU GDPR under UK law and later amended by virtue of the European Union (Withdrawal)

Act 2018 (collectively, the “UK GDPR”) other EU member state-implementing legislation, and the privacy laws of many other foreign jurisdictions.
For example, the EU GDPR and the UK GDPR impose stringent requirements for controllers and processors of personal data of individuals within the European Economic Area (the “EEA”) and the United Kingdom, respectively, and non-compliance may trigger robust regulatory investigation or enforcement and fines of up to the greater of €20 million or 4% of the annual global revenue in respect of the EU GDPR, and up to the greater of £17.5 million or up to 4% of annual global revenue in respect of the UK GDPR. Companies that violate the EU GDPR or the UK GDPR can also face prohibitions on data processing and other corrective action, such as class action lawsuits brought by classes of data subjects or by consumer protection organizations authorized by law to represent their interests. Other countries outside of Europe increasingly emulate European data protection laws. As another example, the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, Law No. 13,709/2018) (the “LGPD”) applies to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. The Swiss Federal Act on Data Protection also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. We also have operations in Singapore and may be subject to new and emerging data privacy regimes in Asia, including Singapore’s Personal Data Protection Act. Operating our business and offering our services in Europe and other countries with similar data protection laws subjects us to substantial compliance costs and potential liability and may in the future require changes to the ways we collect and use personal information.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States and other countries. Countries in Europe and other jurisdictions have enacted laws requiring data to be localized and limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the UK International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (such as China, Russia, and Iran) and covered individuals (meaning individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures designed to protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, or unauthorized access. If our policies, procedures, or measures relating to privacy, data protection, information security, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, and it could cause our application providers, customers, travelers, suppliers, and other partners to lose trust in us, which could harm our business, financial condition, results of operations, and prospects.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups. and we are, and may become in the future, subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Because the interpretation and application of privacy, data protection, and information security laws, regulations, rules, and other standards and obligations are uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could negatively impact our business, financial condition, results of operations, and prospects.
In addition, major technology platforms on which we rely, privacy advocates, and industry groups have regularly proposed, and may propose in the future, platform requirements or self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may lose access to technology platforms on which we rely and face substantial regulatory enforcement, liability, and fines. Our business is heavily reliant on revenue from behavioral, interest-based, or tailored advertising, which we refer to collectively as targeted advertising, but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance. For example, in 2021, Apple began to require mobile applications using its operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes. In February 2022, Google announced similar plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and reduce cross-device tracking for advertising purposes. Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Other browsers, such as Firefox and Safari, have already adopted similar measures. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the United Kingdom, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. The ePrivacy Regulation and national implementing laws are anticipated to replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-

enabled browser signals from the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. As a result, we may be required to change the way we market our offerings, and any of these developments or changes could significantly impair our ability to reach new or existing customers or otherwise negatively affect our operations.
Further, our business relies significantly on our ability to accept credit or debit card payments. Such payments are subject to the Payment Card Industry, or PCI, Data Security Standard (“DSS”), which is a multifaceted security standard that is designed to protect credit card account data. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI-DSS based on past, present, and future business practices. In addition, payment card networks may adopt changes to the PCI-DSS, or change their interpretations of such rules in a way that we or our processors might find it difficult or even impossible to follow, or costly to implement. If we violate the PCI-DSS or other applicable rules, we may incur fines, restrictions on our ability to accept payment cards, or suffer reputational harm, all of which could have an adverse impact on our business. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work have in some cases failed and may fail in the future to comply with such obligations, which could negatively impact our business operations. Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection, or information security, may result in governmental investigations and enforcement actions, litigation (including class claims), fines and penalties, or adverse publicity, and could cause our customers, travelers, suppliers, and other partners to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable privacy and security laws, privacy policies, or data protection obligations related to information security or security breaches. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, information security, marketing, and consumer communications, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our customers, travelers, suppliers, or other partners for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.

If we are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, our business, financial condition, or reputation could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits, regulatory investigations, and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our business, financial condition, results of operations, and prospects.
We, our suppliers, our other partners, our customers, and others who use our services obtain and process a large amount of sensitive data. If our information technology systems or data, or those of the third parties upon with whom we work, including our suppliers, our other partners, or customers, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.
In the ordinary course of our business, we, our suppliers, payment or expense service partners, our other partners, our customers, and the third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including personal data related to our customers and travelers and their transactions, as well as other data of the counterparties to their transactions.
We, and the suppliers, partners and other third-party vendors and data centers that we use, have experienced, and may in the future experience, cybersecurity attacks and threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Cybersecurity incidents and malicious internet-based activity continue to increase, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen credit cards, compromised business and personal information, errors or malfeasance of our personnel, including personnel who have authorized access to our systems and/or information, customer employee fraud, account takeover, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our offerings, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. These could be initiated by individuals or groups of hackers or sophisticated cyber criminals (including the deployment of harmful malware such as malicious code, viruses, and worms). State-sponsored cybersecurity attacks could also harm our business, financial condition, results of operations, and prospects. Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including cyber-attacks that could significantly disrupt our systems and operations, supply chain, and ability to provide our services.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform and offerings in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and revenue may be adversely impacted.
The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely to process our information change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or to stop security breaches in all instances. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect, and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss. Third parties may also attempt to and successfully exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, and/or physical facilities utilized by us or others upon whom we rely. For more information on this risk, see the section titled “—Risks Related to Our Business and Industry—Dependence on third-party service providers by us and our suppliers involves risks, including security incidents, service disruptions, and operational failures that could compromise confidential information, disrupt critical business operations, and damage our reputation. Interruptions or delays in these services have impaired and may in the future impair the delivery of our platform, harming our business.”
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our software applications or offerings, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
We and our suppliers have in the past experienced cybersecurity incidents of a limited scale. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred.
We have certain administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy, data protection, and information security measures. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. However, if our privacy protection, data protection, or information security measures or those of the previously mentioned third parties are inadequate or are breached or are perceived to be inadequate or breached, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy, data protection, and information security measures are implemented and enforced. If sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and we may incur significant liability and financial loss and be subject to regulatory scrutiny, investigations, proceedings, and penalties.
Additionally, if our own confidential business information were improperly disclosed, our business, financial condition, results of operations, and prospects could be harmed. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or other customers and travelers, prevent us from obtaining new partners and other customers, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Further, applicable privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, as many of our employees continue to work remotely, such as our customer support agents, these cybersecurity risks are heightened by an increased attack surface across our business and those of our partners and service providers. We have heightened monitoring in the face of such risks, but cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information or that of our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technologies.
While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred as a result of cybersecurity attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could negatively impact our business, financial condition, results of operations, and prospects.
If we are unable to ensure that our platform interoperates with a variety of software applications that are developed by others, including our suppliers and other partners, we may become less competitive and our business, results of operations, and financial condition may be harmed.
Our platform must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance our platform to adapt to changes in hardware, software and browser technologies. In particular, we have developed our platform to be able to easily integrate with third-party applications, including the applications of software providers that compete with us as well as our suppliers and other partners, through the interaction of APIs and/or platforms. In general, we rely on the providers of such software systems to allow us access to their APIs to enable these integrations. We are typically subject to standard terms and conditions of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any provider of such software systems:
•discontinues or limits our access to its software (including legacy software) or APIs;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on us, or other application developers;
•changes how information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or
•develops or otherwise favors its own competitive offerings over our platform.
The agreements under which we in-license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow the scope of our rights to the relevant technology or increase our financial or other obligations. Moreover, if disputes over intellectual property we have in-licensed, or in-license in the future, prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may experience disruptions to our business or to the development of product candidates. Any of the foregoing outcomes could harm our business, financial condition, and results of operations.
Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties. Should any of our third-party services or product providers modify their products or standards in a manner that degrades the functionality of our platform or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, or if we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations, and financial condition could be harmed. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their products or services. Such competitors may also be able to exert strong business influence on our ability to, and the terms on which we, operate our platform.
Further, our platform includes mobile applications to enable individuals and companies to access our platform through their mobile devices. If our mobile applications do not perform well, our business will suffer. In addition, our platform interoperates with servers, mobile devices, and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. We therefore depend on the interoperability of our platform with such third-party services, mobile devices, and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies, and protocols that we do not control. The loss of interoperability, whether due to actions of third parties or otherwise, and any changes in technologies that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect adoption of our offerings and engagement with our platform. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in ensuring that our platform operates effectively with a range of operating systems, networks, devices, browsers, protocols, and standards. If we are unable to effectively anticipate and manage these risks, or if it is difficult for customers to access and use our platform, our business, financial condition, results of operations, and prospects could be adversely affected.
We use open-source software in our platform, which could subject us to litigation or other actions.
We use open-source software on our platform. Using open source software can incur greater risk than using third-party commercial software due to the fact that open source licensors do not provide warranties, maintenance and support, or other contractual protections. Open source software may also present a heightened risk of security vulnerabilities, including due to the intentional acts of malicious actors who inject such vulnerabilities into the code, or to older versions of the software not remaining current with applicable updates and patches to address vulnerabilities or other bugs. In addition, if we were to combine our proprietary technology with open-source software in a certain manner under certain open-source licenses, we could be required to release the source code of our proprietary technology. While we take precautions to monitor our use of open-source software, if we inappropriately use or incorporate open-source software subject to certain types of open-source licenses that challenge the proprietary nature of our offerings, we may be subject to claims that we violated the license requirements, or be required to re-engineer such offerings, discontinue the sale of such offerings, or take other remedial actions.
Our use of artificial intelligence, including Gen AI and ML, gives rise to legal, business, and operational risks, which may result in diminished performance, regulatory scrutiny, social impacts, reputational harm, and liability arising from the use of this technology.
We currently use AI, including Gen AI and ML, in our platform framework and our offerings, as well as new agentic AI and Gen AI developments, including in our Navan Cognition framework and future product interface enhancements such as Navan Edge. The rapid evolution of AI, including Gen AI and ML, technologies will continue to require the application of significant resources to adopt, develop, test, integrate, and maintain the technologies included in our platform framework and our offerings in order to remain competitive, implement these technologies responsibly, and minimize unintended or harmful impacts. There are significant risks involved in adopting, developing, maintaining, and deploying these technologies, and there can be no assurance that the usage of such technologies will enhance our offerings or services or be beneficial to our business, including our efficiency or profitability. In particular, AI, including Gen AI and ML, technologies may be incorrectly designed or implemented; may be trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data or on data to which we or third parties do not have sufficient rights; may produce results that are inaccurate or incomplete or may take unintended actions from user queries and inputs, even with no hallucinations; and/or may be adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, third-party litigation or regulatory action, or material performance issues. Any of the above could negatively impact the performance of our offerings and business, as well as our reputation, and we could be subject to civil claims or incur liability and costs resulting from the actual or perceived violation of laws or contracts to which we are a party.
In addition, AI technologies, including agentic AI, may be vulnerable to adversarial user behavior or create inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, unintended, nonsensical, or factually incorrect results. Our customers may rely on or use this flawed content or information to their detriment, which may expose us to brand or reputational harm, competitive harm, consumer complaints, legal liability, and other adverse consequences, any of which could harm our business, results of operations, and financial condition.
Development, maintenance and operation of AI, including Gen AI and ML, technologies requires additional investment in the development of proprietary datasets, machine learning models, and systems to train and operate models, and monitor and test for accuracy, bias, and other variables, which are complex, costly, and could impact our profit margin as we expand the use of AI, including Gen AI and ML, technologies in our offerings.
In addition to our proprietary technologies, we use, or may use, AI, including Gen AI and ML, technologies licensed from third parties. Our ability to continue to adopt, integrate and use such technologies at the scale we may need may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party AI models, and we cannot control the quality, availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. If any such third-party AI, including Gen AI and ML, technologies become incompatible with our offerings or unavailable for use or have degradations in performance, or if the providers of such models unfavorably change the terms on which their AI, including Gen AI and ML, technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers.

In addition, to the extent any third-party AI, including Gen AI and ML, technologies are used as a vendor hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
We face competition from other companies in our industry with respect to the development and deployment of AI, including Gen AI and ML, technologies to enhance our competitive offerings. Those other companies may develop AI, including Gen AI and ML, technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop, deploy, and maintain. Any inability to develop, offer or deploy new AI, including Gen AI and ML, technologies as effectively, quickly and/or as cost-efficiently as our competitors could negatively impact our operating results, customer relationships, and growth.
The regulatory and intellectual property frameworks governing the use and protection of AI, including Gen AI and ML, technologies and of its outputs are rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer and protect offerings that we develop which leverage AI, including Gen AI and ML, technologies. Many federal, state, and foreign government bodies and agencies have introduced or proposed additional laws and regulations, such as the EU AI Act. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of and availability of IP protection for our AI, including Gen AI and ML, technologies, as well as the outputs from our use of such technologies. As a result, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) and may not always be able to anticipate how to respond to these laws or regulations. Already, certain existing legal regimes (such as those relating to data privacy) regulate certain aspects of AI, including Gen AI and ML, technologies, and new laws regulating AI, including Gen AI and ML, technologies are expected to continue to be proposed and enacted in the United States and globally. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI, including Gen AI and ML. These obligations may make it harder for us to conduct our business using AI, including Gen AI and ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, including Gen AI and ML, or prevent or limit our use of AI, including Gen AI and ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI, including Gen AI and ML where they allege the company has violated privacy and consumer protection laws.
It is also possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including data privacy, consumer protection, competition laws, may be interpreted in ways that would limit our ability to use AI, including Gen AI and ML, technologies for our business, or require us to change the way we use AI, including Gen AI and ML, technologies in a manner that negatively affects the performance of our offerings, services, and business and requires us to expend resources and adjust our offerings or services in certain jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI, including Gen AI and ML, technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
Any sensitive information (including confidential, competitive, proprietary, or personal data) that we or our customers and their users input into a third-party Gen AI, including Gen AI or ML, platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI, including Gen AI or ML, model. Additionally, where an AI, including Gen AI or ML, model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.

Our failure or inability to protect our intellectual property rights, or claims by others that we are infringing upon or unlawfully using their intellectual property, could diminish the value of our brand and weaken our competitive position, and could adversely affect our business, financial condition, results of operations, and prospects.
We currently rely on a combination of copyright, patent, trademark, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our intellectual property rights. We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade-secret laws and confidentiality agreements with our employees, licensees, independent contractors, suppliers, partners, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others. Additionally, the process of obtaining patent or trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications or apply for all necessary or desirable trademark applications at a reasonable cost or in a timely manner. Even if we are successful in such prosecutions, such legal protections may be incomplete or time-limited. Though an issued patent is presumed valid and enforceable, this presumption is not conclusive. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented and the related proceedings could be costly. And even if not invalidated, patents only have a limited lifespan. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products that are competitive with our offerings. Thus, any patents that we may own may not provide any protection against competitors. Competitors may also attempt to replicate or reverse engineer our offerings, design around our patents, or develop and obtain patent protection for more effective products.
Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and our failure or inability to obtain or maintain trade-secret protection or otherwise protect our proprietary rights could adversely affect our business, financial condition, results of operations, and prospects.
Additionally, although we require our employees, third-party providers, and contractors to assign or grant us rights in the intellectual property they create while working for us, we may not have entered into enforceable agreements in every case or may not have sufficient rights to certain works developed before the execution of such agreements. Further, applicable laws may limit the enforceability or scope of such assignments. If we are unable to adequately establish our ownership of intellectual property created for us, or if such intellectual property is later found to be owned by others, we could face claims of infringement, be required to obtain additional licenses on unfavorable terms, or lose valuable rights, any of which could adversely affect our business, financial condition, results of operations, and prospects.
We have in the past and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our platform and solutions or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark-holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us have grown and will likely continue to grow.

Further, from time to time, we may receive letters from third parties alleging that we are infringing upon their intellectual property rights or inviting us to license their intellectual property rights. Our technologies and other intellectual property may not be able to withstand such third-party claims, and successful infringement claims against us could result in significant monetary liability, prevent us from selling some of our products and services, or require us to change our branding. In addition, resolution of claims may require us to redesign our platform and offerings, license rights from third parties at a significant expense, or cease using those rights altogether. We may in the future bring claims against third parties for infringing our intellectual property rights. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Patent infringement, trademark infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought against us or brought by us, whether successful or not, could require significant attention of our management and resources and have in the past and could further result in substantial costs, harm to our brand, and could adversely affect our business, financial condition, results of operations, and prospects.
If we do not adequately identify our patentable inventions or protect our patent rights, the value of our offerings may be adversely affected and our business, financial condition, results of operations, and prospects could be adversely affected.
We have issued patents and a number of pending patent applications in the United States to protect our intellectual property and competitive position. However, we may fail to timely identify or protect patentable inventions, particularly those arising in the course of development activities conducted by or on behalf of us. If we do not file for patent protection in a timely manner, we may lose the opportunity to secure such protection. Moreover, although we enter into confidentiality and non-disclosure agreements with employees, consultants, collaborators, suppliers, and other third parties, there is a risk that such parties could breach these agreements and disclose proprietary information before a patent application is filed, thereby jeopardizing our rights. We may also rely on in-licenses to patents or patent applications owned by third parties. Depending on the terms of the applicable licenses, we may not have control over the prosecution, maintenance, or enforcement of such intellectual property rights, and such activities may not be conducted in a manner that is consistent with our best interests.
Additionally, some of our current and future patents and applications may share ownership with or require cross-licenses with third parties. If we are unable to obtain exclusive rights to such shared or cross-licensed intellectual property, the other co-owners may license their rights to third parties, including competitors. Furthermore, enforcement of shared patents may require cooperation from co-owners, which may not be forthcoming. Any of these factors could impair our ability to protect our innovations, limit our competitive advantage, and adversely affect our business, financial condition, and results of operations.
Our reliance on third parties, including employees located outside of the United States, for the development of our intellectual property exposes us to additional risks, including limited enforceability of intellectual property rights, potential violations of U.S. export controls, and increased risk of intellectual property theft or misappropriation.
We rely, or may rely, on employees and third-party service providers located outside of the United States for certain aspects of development for our products and services. The use of foreign developers may expose us to risks related to trade secrets, confidentiality, and the assignment of intellectual property rights, particularly where local laws may not recognize or enforce contractual provisions related to ownership or confidentiality in the same manner as we expect in the United States. We also face risks related to compliance with U.S. export control laws and regulations when sharing technology or technical data with foreign nationals. Any failure to adequately secure our intellectual property rights or comply with applicable laws could harm our business, financial condition, results of operations, and prospects.

Risks Related to Legal and Regulatory Matters
Payments and other financial services-related regulations and oversight are or may become material to our business. Our failure to comply could harm our business.
We are directly and indirectly subject to local, state, and federal laws, rules, regulations, licensing and other authorization schemes, including card network scheme rules, and industry standards that govern our business, activities, as well as the services our vendors and our partners provide (such as our corporate card offering, which our partner banks offer via Navan). These laws, rules, regulations, and licensing and authorization schemes include, or may in the future include, those relating to banking, invoicing, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), lending, brokering, servicing, debt collection, anti-money laundering, counter-terrorism financing, escheatment, U.S. and international sanctions regimes, and compliance with the PCI-DSS. These laws, rules, regulations, licensing and other authorization schemes, and industry standards are complex, subject to change, vary across different jurisdictions, and are implemented and enforced in the United States by multiple authorities and governing bodies, including but not limited to the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, self-regulatory organizations, state banking departments, and numerous state and local governmental and regulatory authorities. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, or interpretations of the same, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
Banking agencies, including the Office of the Comptroller of the Currency, also have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements, and limits on liability); and conducting ongoing monitoring of the performance of third-party service providers. Our relationships with our banks, as well as third-party service providers we engage in connection with our banking relationships, require accommodating these requirements and therefore impose additional costs and risks on us in connection with such arrangements. We expect to expend significant resources on an ongoing basis in an effort to assist our bank partners in meeting their legal requirements.
Further, any failure or perceived failure to comply with existing or new laws and regulations, or orders of any governmental authority, including changes to or expansion of their interpretations, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, enforcement actions in one or more jurisdictions, may result in additional compliance and licensing or registration requirements, and may increase regulatory scrutiny of our business. We have been and may continue to be subject to such regulatory scrutiny. In particular, while we believe that we are not currently subject to licensing, registration, and related types of regulatory requirements with respect to our Expense Management offerings, we may still receive inquiries from regulators given our offering to corporate customers of credit cards issued by an issuing bank. Further, if any of our current or future product offerings become subject to additional lending-, payment-, or other financial service-related laws or regulations in the future, we could be subject to licensing and registration requirements that impose obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, customer disclosure requirements, and oversight and examination by state regulatory agencies concerning various aspects of our business. This could also require changes to the manner in which we conduct some aspects of our business and increase our compliance costs.

The adoption of new or amended money transmitter or money services business statutes and regulations or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations could subject us to new registration or licensing requirements. Such changes could also limit business activities until we are appropriately licensed. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in obtaining and maintaining such licenses, which could negatively impact our business. In addition, we may be forced to restrict or change our operations or business practices, make product changes, or delay planned product launches or improvements.
Many of these laws and regulations are evolving, unclear, and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. With increasing frequency, federal and state regulators are holding businesses in the lending and payments industry to higher standards of training, monitoring, and compliance, including monitoring for possible violations of laws by our customers and people who do business with our customers while using our products. If we fail to comply with laws and regulations applicable to our business in a timely and appropriate manner, we may be subject to litigation or regulatory proceedings, we may have to pay fines and penalties, and our customer relationships and reputation may be adversely affected, which could negatively impact our business, results of operations, and financial condition. Any of the foregoing could negatively impact our brand, reputation, business, results of operations, and financial condition.
We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terrorism financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate such laws.
As we continue to expand internationally, we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by OFAC, and we have processes in place to comply with such OFAC regulations as well as similar requirements in other jurisdictions, including the United Kingdom and European Union. Under OFAC and other applicable sanctions laws and regulations, direct and indirect transactions or other business dealings and activities, including the facilitation of such transactions and the provision of certain products and/or services, to specified countries, governments, individuals, and entities are prohibited. As part of our compliance efforts, we scan our customers and counterparties against OFAC and other governmental watch lists. We are also subject to or otherwise required by contract to comply with and address various anti-money laundering and counter-terrorist financing laws, regulations, and standards around the world that require the maintenance of an anti-money laundering compliance program and prohibit, among other things, facilitating transactions involving the proceeds of criminal activities or other illicit activities. Our financial institution partners as well as regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further invest resources in, or otherwise revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions facilitated through our services, including payments to persons outside of the United States. Additionally, we currently engage in limited activity in OFAC-sanctioned regions based upon general licenses issued by OFAC to engage in such activity. We also have sought specific licenses from OFAC when required. We continue to review the OFAC sanctions and our practices to verify compliance. We could be subject to fines or other enforcement action, and cease and desist orders, if we are found to violate these laws, and our relationships with our financial institution partners could be at risk of or could be subject to termination or other adverse consequences.
Violations of sanctions and anti-money laundering laws and regulations could lead to fines, criminal sanctions against us, our officers, or our employees, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our services in our or more countries, and could significantly damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.
We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption laws, including the UK Bribery Act. Anti-corruption and anti-bribery laws are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. As we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot assure you that all of our employees and agents will not take actions in violation of our Company compliance policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
Any allegations or violation of the FCPA or other applicable anti-bribery, and anti-corruption laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which could harm our business, financial condition, results of operations, and prospects. Responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, results of operations, and prospects could be adversely affected. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire. As a general matter, investigations, enforcement actions, and sanctions could harm our reputation, business, results of operations, and financial condition.
We will face risks associated with the growth of our business with certain heavily regulated industry verticals.
We market and sell our offerings to customers in heavily regulated industry verticals. As a result, we face additional regulatory scrutiny, risks, and burdens from the governmental entities and agencies which regulate those industries. Selling to and supporting customers in heavily regulated verticals and expanding in those verticals will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. If we are unable to successfully maintain or expand our market share in such verticals, or cost-effectively comply with governmental and regulatory requirements applicable to our activities with customers in such verticals, our business, financial condition, and results of operations may be harmed.
Any future litigation against us could be costly and time-consuming to defend.
In addition to intellectual property litigation, we have in the past and may in the future become subject to legal proceedings and claims or regulatory inquiries or proceedings that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of customer data. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our Class A common stock. Litigation might result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Tax Matters
We could be subject to additional tax liabilities as a result of changes in tax laws.
We are subject to U.S. federal, state, and local income, sales, and other taxes in the United States, as well as foreign income, withholding, and value-added taxes, and other indirect taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate.
In addition, the tax regimes we are subject to or operate under are unsettled and may be subject to significant change, which may become increasingly challenging as we expand our operations globally. Changes in tax laws, issuance of new tax rulings, or changes in interpretations of existing laws could cause us to be subject to additional income-based and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes, which could adversely affect our results of operations and financial condition. In particular, the U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act which, along with other recent U.S. federal tax reform legislation, has resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes or surtaxes on certain types of income, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. In 2022, the Inflation Reduction Act was signed into law in the United States, which enacted, among other changes, a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. The issuance of additional regulatory or accounting guidance related to these and any future changes in tax law could significantly affect our tax obligations and effective tax rate in the period issued.
In addition, our tax obligations and effective tax rate in the countries where we do business could increase as a result of international tax developments, including the implementation of certain initiatives led by the Organization for Economic Cooperation and Development (the “OECD”) and the European Commission. For example, the OECD has been leading multilateral efforts on proposals, commonly referred to as “BEPS 2.0”, which involve the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as “Pillar One”) and the imposition of a minimum effective corporate tax rate (referred to as “Pillar Two”). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our understanding of the applicable minimum revenue thresholds, we currently expect that we do not fall within the scope of either Pillar One or Pillar Two rules. However, if we become subject to the Pillar Two rules in the future, it could increase our overall tax obligations and result in additional compliance costs.
Due to expansion of our international business activities, any changes in the U.S. taxation and foreign taxation of our cross-border activities may increase our worldwide effective tax rate and adversely affect our results of operations and financial condition. The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies globally could adversely affect our business, financial condition, results of operations, and prospects.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of January 31, 2025, we had net operating loss (“NOL”) carryforwards of approximately $805.0 million, $628.6 million and $20.0 million for federal, state, and foreign tax purposes, respectively, that are available to reduce future taxable income. Under current U.S. federal income tax law, our NOLs generated in tax years beginning before January 1, 2018 will begin expiring in 2036, and our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but utilization of such post-2017 NOLs that are carried forward to taxable years beginning after December 31, 2020 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. Our state NOL carryforwards will begin to expire in 2036. Our foreign NOLs will carryforward indefinitely. As of January 31, 2025, we had available research and development tax credit carryforwards of approximately $15.5 million and $11.1 million for federal and state tax purposes, respectively. If not utilized, our federal tax credits will expire at various dates beginning in 2036. Our state tax credits do not expire and will carry forward indefinitely. Also, for state income tax purposes, the extent to which states will conform to the U.S. federal income tax laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California has enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027. Any such limitations could harm our business, results of operations, financial condition or prospects.
In addition, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater-than-50-percentage-point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. We have identified certain ownership changes since our inception but do not believe that these changes resulted in any limitations on our ability to use our NOL carryforwards and tax credit carryforwards. We may have experienced additional ownership changes that have not yet been identified that could result in the expiration of our NOL carryforwards and tax credit carryforwards before utilization.
In addition, we may experience ownership changes as a result of this offering or future offerings or other changes in the ownership of our stock. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a significant portion of the NOLs, even if we were to achieve profitability. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.
Our operating results may be negatively affected if we are required to pay additional sales and use tax, value added tax, or other transaction taxes, and we could be subject to liability with respect to all or a portion of past or future sales.
The application of U.S. federal, state, local, and foreign tax laws to our business, or any potential changes in our business model, is unclear and continually evolving. New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to our business model or could otherwise negatively impact our results of operations and financial condition.
We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our products and solutions, or the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes, would result in increased costs and administrative burdens for us. If we are subject to additional taxes and decide to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, our customers may be discouraged from purchasing our products and solutions. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales, or otherwise seriously harm our business, results of operations, financial condition or prospects.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could adversely affect our business, financial condition, results of operations, and prospects.
We are continuing to expand our international operations and staff to support our business in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer-pricing regulations administered by taxing authorities in various jurisdictions in which we operate with potentially divergent tax laws. The amount of taxes we pay in different jurisdictions will depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements then in effect. It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer-pricing and charges for intercompany services and other transactions, or with respect to the valuation of intellectual property. If taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer-pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from which the income was reallocated does not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation.
In addition, we have been and may continue to be audited in various foreign jurisdictions, and such jurisdictions, including jurisdictions in which we are not currently filing, may assess new or additional taxes, sales taxes and value added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be significantly different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made, and could significantly harm our business, financial condition, results of operations, and prospects.
Changes in our effective tax rate or tax liability may adversely affect our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various U.S. and international jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•changes in tax laws, tax treaties, and regulations or the interpretation of them;
•changes in our international operations, corporate structure, business model, or intercompany arrangements;

•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax-planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
Any of these developments could adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Financial and Accounting Matters
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our business, financial condition, results of operations, and prospects could be adversely affected.
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include but are not limited to those related to revenue recognition, contract acquisition costs, valuation of embedded derivative liabilities, stock-based compensation, common stock valuations, and business combinations. Additionally, as a result of the current macroeconomic uncertainty, many of management’s estimates and assumptions have required and will continue to require increased judgment and carry a higher degree of variability and volatility. Our business, financial condition, results of operations, and prospects could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may negatively impact our business, financial condition, results of operations, and prospects, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our results of operations.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the independent auditor attestation requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the required number of years of audited financial statements, and (iii) exemptions from the requirements of holding non-binding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.
We could be an emerging growth company for up to five fiscal years following the completion of our IPO. However, certain circumstances could cause us to lose that status earlier, including the date on which we are deemed to be a “large accelerated filer,” under applicable SEC rules, if we have total annual gross revenue of $1.235 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
Investors may find our Class A common stock less attractive because we may rely on certain of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our share price may be more volatile and may decline.
We incur significant increased costs and demands on management resources as a result of operating as a public company.
As a public company, we incur significant legal, accounting, compliance, investor relations, and other expenses that we did not incur as a private company and these expenses will increase even more after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with legal, compliance, and investor relations initiatives.
Regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the Securities and Exchange Commission (the “SEC”) have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it may be more expensive or more difficult for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. If we are unable to effectively manage these increased costs and demands upon management resources, our business, financial condition, results of operations, and prospects could be adversely affected.
The material weakness in our internal control over financial reporting, which we first identified in the fiscal year ended January 31, 2023, has been remediated as of the end of fiscal 2025. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls, which could result in material misstatements of our annual or interim consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We may, in the future, discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
We have previously identified a material weakness in our internal control over financial reporting, which resulted from a lack of established internal controls and procedures and an insufficient number of accounting and finance personnel possessing the necessary GAAP technical expertise at our Reed & Mackay subsidiary, resulting in a series of adjustments, including controls and procedures:
•to ensure journal entries are properly reviewed and approved; and
•to ensure compliance with GAAP, specifically as it relates to accounting for revenue.
After the material weakness was identified, we implemented a remediation plan that included new controls and processes, hiring additional accounting and finance personnel with an appropriate level of expertise, and improved group level oversight over and review of significant and complex transactions. As of January 31, 2025, we completed our remediation efforts, including the testing of the operating effectiveness of the controls, and we have concluded that the material weakness has been remediated. However, we recognize that maintaining effective internal control over financial reporting will continue to require significant attention from management and expense, and we cannot assure that we will not identify material weaknesses in the future.
Section 404 of the Sarbanes-Oxley Act requires that we include a report of management on our internal control over financial reporting in our annual report on Form 10-K beginning with our second annual report.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market, or Nasdaq.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities rules and regulations. We expect that compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our consolidated financial statements and in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and we are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to include a management’s report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending January 31, 2027.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could cause a decline in the price of our Class A common stock and could negatively impact our business, financial condition, results of operations, and prospects.
Significant resources and management oversight are required now that we are a public company, and even more resources will be required once we are no longer an emerging growth company. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations.
Our debt-service obligations may adversely affect our financial condition and results of operations.
We have a significant amount of debt arrangements, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Liquidity and Capital Resources―Debt Obligations.” Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors that have less debt;
•limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase. We are also required to comply with the restrictive covenants set forth in certain of our debt arrangements, including a requirement that we satisfy certain financial liquidity conditions, certain limitations on our ability to incur additional indebtedness, and other operating restrictions that could adversely impact our ability to engage in certain transactions and conduct our business. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any covenants or other terms of these agreements, which has happened in the past or may occur in the future, and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. For additional information regarding the Warehouse Credit Facility (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), see Management’s Discussion and Analysis of Financial Condition and Results of Operations―Liquidity and Capital Resources―Debt Obligations—Warehouse Credit Facility.” In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Downgrades in our credit ratings could restrict our ability to obtain additional financing in the future and could affect the terms of any such financing. If we are unable to effectively manage our debt-service obligations, our business, financial condition, results of operations, and prospects could be adversely affected.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings as well as cash generated from operations. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our Class A common stock. The trading prices for technology companies have been highly volatile, especially recently due to interest rate fluctuations, inflation, and the uncertain macroeconomic environment, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect the value of our Class A common stock as well as our business, financial condition, results of operations, and prospects. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
Risks Related to Ownership of our Class A Common Stock
The market price of our Class A common stock may be volatile, and investors could lose all or part of their investment.
The trading price of our Class A common stock could be subject to wide fluctuations in response to numerous factors in addition to the ones described in this “Risk Factors” section, many of which are beyond our control, including the following:
•actual or anticipated fluctuations in our GBV, payment volume, revenue, gross margins, and other results of operations as well as in demand for business travel;
•actual or anticipated developments in the travel industry generally;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•the expiration of market standoff or contractual lock-up agreements and sales of shares of our Class A common stock by us or our stockholders;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property rights, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors;
•effects of public health crises, pandemics, and epidemics;

•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders;
•general macroeconomic conditions, including rising interest rates, inflation, foreign currency fluctuation, instability in the global banking system, risks of economic recession, and slow or negative growth of our markets;
•political unrest or instability; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events, including the ongoing conflicts in Ukraine and the Middle East and tensions between China and Taiwan.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could adversely affect our business, financial condition, results of operations, and prospects.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. For example, the significant number of shares underlying outstanding equity awards and shares reserved for future issuance under our 2025 Equity Incentive Plan (the “2025 Plan”) could result in substantial dilution if such awards are exercised or vested, which may adversely affect the market price of our Class A common stock. As of October 31, 2025, there were 48.4 million shares of Class A common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of October 31, 2025, there were approximately 38.6 million shares of common stock reserved and available for future issuance under the 2025 Plan which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.
We, all of our directors and executive officers, and the other holders of substantially all of our common stock outstanding prior to our IPO and securities exercisable for or convertible into common stock that were outstanding prior to our IPO, entered into agreements with the underwriters in our IPO, under which we and such holders agreed not to (i) offer, sell, contract to sell, pledge, grant any option, right or warrant to purchase, purchase any option or contract to sell, lend or otherwise transfer or dispose of any shares of our common stock or any options or warrants to purchase any shares of our common stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of our common stock, which we collectively refer to as the Lock-Up Securities, (ii) engage in any hedging transactions or similar arrangement with respect to the Lock-Up Securities, (iii) make any demand for or exercise any right with respect to the registration of the Lock-Up Securities, or (iv) otherwise publicly announce any intention to engage in or cause any action, activity, transaction or arrangement described in clauses (i), (ii) or (iii), during the period ending on the earlier of (A) the opening of trading on the second trading day following our public release of earnings for the fiscal quarter and year ending January 31, 2026, and (B) April 27, 2026 (the “Lock-Up Period”), subject to certain customary exceptions and certain provisions that provide for the release of certain shares of our Class A common stock. In addition, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., on behalf of the underwriters, may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the Lock-Up Period. In addition, our executive officers, directors and holders of a substantial majority of all of our capital stock and securities convertible into or exchangeable for our capital stock are subject to market standoff provisions under which they have agreed not to directly or indirectly sell, offer to sell, grant any option for the sale of, or otherwise dispose of our capital stock, subject to certain exceptions, until April 27, 2026. When the Lock-Up Period expires, we and our security holders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall.
For RSUs held by current and former employees that vest and settle during the Lock-Up Period, we expect to satisfy the related tax withholding obligations through sell-to-cover transactions. Both the lock-up agreements and the market standoff provisions permit sell-to-cover transactions in connection with the vesting or settlement of RSUs during the Lock-Up Period. As a result, up to approximately 0.2 million shares of our Class A common stock may be sold into the open market during the Lock-Up Period in connection with sell-to-cover transactions, which number may fluctuate due to, among other things, the actual withholding rate applicable to such RSU settlements.
As of December 8, 2025, the holders of 154,752,524 shares of our capital stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders.
We may also issue our shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investments, or otherwise. If we are unable to effectively manage the risks relating to the price of our Class A common stock, our business, financial condition, results of operations, and prospects could be adversely affected.
The dual class structure of our common stock has the effect of concentrating voting power with Ariel Cohen and Ilan Twig, our co-founders, which will limit other stockholders’ ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 30 votes per share, and our Class A common stock, which is the stock we are have listed for trading on Nasdaq, has one vote per share. Our co-founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Ariel Cohen, our co-founder, Chief Executive Officer, and a member of our board of directors, currently holds, together with his affiliates, approximately 34.5% of the voting power of our outstanding capital stock; and Ilan Twig, our co-founder, Chief Technology Officer, and a member of our board of directors, currently holder, together with his affiliates, approximately 49.1% of the voting power of our outstanding capital stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our co-founders pursuant to their equity exchange rights. Therefore, our co-founders, individually or together, are able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Additionally, upon (i) the date that Mr. Twig is no longer providing services to us as an officer, employee, or director, or (ii) the date of the death or disability of Mr. Twig, a voting proxy will automatically be granted to Mr. Cohen over all of the shares of Class B common stock held by Mr. Twig and his related entities and permitted transferees, such that Mr. Cohen will have exclusive voting control over such shares, and such shares will remain as Class B common stock. Our co-founders, individually or together, may have interests that differ from those of our other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to other stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning. In addition, each outstanding share of Class B common stock will convert automatically into a share of Class A common stock upon the earliest to occur following this offering: (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date following the completion of our IPO on which the number of shares of our Class B common stock, and any shares of Class B common stock underlying equity securities, held by Mr. Cohen, and his permitted entities and permitted transferees, is less than 20% of the Class B common stock held by Mr. Cohen and his permitted entities as of immediately following the completion of our IPO; (ii) the last trading day of the fiscal year following the tenth anniversary of our IPO; (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Cohen is no longer providing services as an officer or employee and Mr. Cohen is no longer a member of our board of directors as a result of his voluntary resignation or agreement not to stand for reelection; (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Cohen is terminated for cause (as defined in our amended and restated certificate of incorporation); and (v) twelve months after Mr. Cohen’s death or disability (as defined in our amended and restated certificate of incorporation). If we are unable to effectively manage these risks, our business, financial condition, results of operations, and prospects could be adversely affected.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Certain stock index providers exclude companies with multi-class share structures from being added to certain of their indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, and notwithstanding our automatic termination provisions, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, any exclusion from certain stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock, and could adversely affect our business, financial condition, results of operations, and prospects.
Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, customers, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance, or ESG, matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders, or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our results of operations fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline and could cause our business, financial condition, results of operations, and prospects to be adversely affected.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. In addition, the Warehouse Credit Facility and ABL Facility contain restrictions on our ability to pay cash dividends on our capital stock. For additional information regarding the Warehouse Credit Facility and ABL Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Liquidity and Capital Resources―Debt Obligations.” Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of the company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting by our stockholders to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•only a majority of our board of directors will be authorized to call a special meeting of stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•do not provide for cumulative voting;
•directors may only be removed “for cause” and only with the approval of at least 66 2/3% of the voting power of our then-outstanding capital stock;
•provide for a dual-class common stock structure in which holders of our Class B common stock may have the ability to significantly influence the outcome of matters requiring stockholder approval, including the election of directors and other significant corporate transactions, such as a merger or other sale of our company or its assets, even if they own significantly less than a majority of the outstanding shares of our common stock;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•our board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance-notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law (the “DGCL”) may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our amended and restated certificate of incorporation contains exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Supreme Court of the State of Delaware or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.
General Risk Factors
Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, global tariff uncertainty, labor shortages, supply chain disruptions, rising interest rates, inflation, international trade relations, weak economic conditions in certain regions, political turmoil, natural catastrophes, warfare, terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on travel and information technology, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
We may be adversely affected by natural disasters, pandemics, cyberattacks and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could negatively impact our business, financial condition, results of operations, and prospects. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our results of operations to suffer. Further, acts of war, armed conflict, terrorism, and other geopolitical unrest, such as the ongoing conflicts in Ukraine and the Middle East and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our customers, suppliers or the economy as a whole. In particular, we have operations and customers in Israel, and certain of our customers in other regions have substantial operations and customers in Israel. Our growth, business, and results of operations could be negatively impacted if the current conflicts in the Middle East, including the escalating conflict between Israel and Iran, continues, worsens or expands to other nations or regions, including if our customers are harmed and reduce their engagement with our platform. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could negatively impact our business, financial condition, results of operations, and prospects. For example, our corporate headquarters is located in the San Francisco Bay Area in California, a state that frequently experiences earthquakes, wildfires, heatwaves, and droughts. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our suppliers’ or other partners’ disaster recovery plans prove to be inadequate.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore, most of our revenue has not been subject to foreign currency risk, we also book significant sales in Euros and Pounds, and any changes in the value of foreign currencies relative to the U.S. dollar could affect our revenue and results of operations due to transactional and translational remeasurement that is reflected in our earnings. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. These exposures may change over time as business practices evolve and economic conditions change, such as shifts driven by monetary policy changes and geopolitical events, and could have a negative impact on our results of operations, revenue and net income (loss) as expressed in U.S. dollars. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
From August 1, 2025 to (but not including) October 30, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-291159), we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 2.3 million shares of our Class A common stock upon the exercise of stock options under our 2015 Equity Incentive Plan (the “2015 Plan”) at exercise prices ranging from $0.68 to $20.07 per share, for an aggregate purchase price of $17.8 million, and we issued an aggregate of 0.9 million shares of our Class A common stock upon the settlement of RSUs under our 2015 Plan.

From August 1, 2025 to (but not including) October 30, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-291159), we granted to our directors, officers, employees, consultants and other service providers an aggregate of 0.3 million shares of our Class A common stock to be issued upon the exercise of stock options and 2.3 million RSUs to be settled in shares of our Class A common stock under our 2015 Plan. During the same period, we also granted to our directors, officers, employees, consultants and other service providers an aggregate of 0.7 million shares of our Class A common stock to be issued upon the exercise of stock options under our 2025 Equity Incentive Plan.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, as transactions under compensatory benefits plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Use of Proceeds
On October 31, 2025, we completed our IPO in which we registered and sold an aggregate of 30,000,000 shares of our Class A common stock for our account, and we registered an aggregate of 6,924,406 shares of our Class A common stock that certain selling stockholders sold for their accounts. The shares of Class A common stock sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-290396) (the IPO Registration Statement), which went effective on October 29, 2025. Our shares of Class A common stock were sold at an initial public offering price of $25.00 per share, which generated aggregate gross proceeds of $750.0 million for our account and $173.1 million for the accounts of the selling stockholders. Goldman Sachs & Co. LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the IPO.
We received net proceeds of $713.3 million net of underwriting discounts, and before deducting offering costs of $9.3 million, of which $5.1 million remain unpaid as of October 31, 2025. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We used $133.7 million of proceeds from our IPO to extinguish the Vista Facility and $8.3 million of proceeds to satisfy a portion of our tax withholding and remittance obligations related to the vesting and settlement of certain RSUs that we had granted, which included an aggregate of $4.3 million of such proceeds used for the withholding from delivery of shares of our Class A common stock to satisfy the tax withholding obligations of certain of our directors and officers upon the vesting and/or settlement of certain RSUs held by them. Of the remaining $567.1 million of proceeds, we intend to use $9.4 million to pay our remaining tax withholding and remittance obligations related to the vesting and settlement of certain RSUs that settled at the time of IPO, and $5.1 million to pay our remaining unpaid offering costs. Any remaining proceeds will be used for working capital and other general corporate purposes, which may include product and platform development, general and administrative matters, and capital expenditures. We may also use a portion of these remaining net proceeds for the acquisition of, or investment in, technologies, solutions, or businesses that complement our business. There has been no material change in the expected use of the net proceeds from our IPO as described in the prospectus included in the IPO Registration Statement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4. MINE SAFETY DISCLOSURE.
Not Applicable

ITEM 5. OTHER INFORMATION.
Insider Trading Arrangements
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(A)Exhibits.

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Navan, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025)
3.2	Amended and Restated Bylaws of Navan, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025)
10.1^
Exchange Agreement among Navan, Inc., Ariel Cohen, Ilan Twig, and certain other affiliated parties, dated October 29, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025)

10.2^
Equity Exchange Right Agreement between Navan, Inc. and Ariel Cohen, dated October 29, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025)

10.3^
Equity Exchange Right Agreement between Navan, Inc. and Ilan Twig, dated October 29, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025)

10.4+#	Navan, Inc. 2025 Equity Incentive Plan and related form agreements
10.5+
Navan, Inc. 2025 Employee Stock Purchase Plan and related form agreements (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025)

10.6+#	Navan, Inc. Non-Employee Director Compensation Policy, effective as of October 29, 2025
10.7+#	Navan, Inc. Cash Incentive Bonus Plan, effective as of October 29, 2025
10.8+	Confirmatory Offer Letter between Ariel Cohen and Navan, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025)
10.9+	Confirmatory Offer Letter between Michael Sindicich and Navan, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025)
10.10+	Confirmatory Offer Letter between Ilan Twig and Navan, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025)
10.11
Form of Indemnity Agreement between Navan, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 19, 2025)

10.12#^*	Revolving Credit and Security Agreement among Liquid Labs SPV, LLC, a wholly owned subsidiary of Navan, Inc., and Goldman Sachs Bank USA, dated November 18, 2022, as amended
31.1#	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101#
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104#	Cover Page Interactive Data File (embedded within the iXBRL document)
_______________
+    Compensatory plan or arrangement.
# Filed herewith.
† Furnished herewith.
^    The registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
*     Certain portions of this exhibit (indicated by asterisks) have been omitted because they are both not material and are the type that the registrant treats as private or confidential.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure except for the terms of the agreements or other documents themselves, and you should not rely on them for other than that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and do not apply in any other context or at any time other than the date they were made.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date; December 15, 2025

Navan, Inc.

By:	/s/ Ariel Cohen
Name:	Ariel Cohen
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amy Butte
Name:	Amy Butte
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Anne Giviskos
Name:	Anne Giviskos
Title:	Chief Accounting Officer
(Principal Accounting Officer)