Form 10-K
period 2026-01-31
Navan, Inc.
filed 2026-04-02
CIK 1639723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the last business day of its most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. The registrant’s Class A common stock began trading on the Nasdaq Stock Market LLC on October 30, 2025. As of March 30, 2026, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $1.4 billion (based upon the closing sale price of the common stock on that date on The Nasdaq Stock Market LLC).
As of March 30, 2026, Navan, Inc. had outstanding 235,456,318 shares of Class A common stock, par value of $0.00000625, and 15,304,696 shares of Class B common stock, par value $0.00000625.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended January 31, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” “predict,” “should,” “toward,” the negative of these words, and other similar expressions are intended to identify forward-looking statements.
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
•our ability to continue developing, improving, and implementing AI and machine learning (“ML”) into our platform and offerings, including Navan Cognition and Navan Edge, our proprietary AI framework for our platform, and related AI features and functionalities;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information, actual results, revised expectations or the occurrence of unanticipated events, except as required by law.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and “Navan” refer to Navan, Inc. and its consolidated subsidiaries.
Navan, the Navan logo, and other registered or common law trade names, trademarks, or service marks of Navan appearing in this Annual Report on Form 10-K are the property of Navan, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks, logos, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, logos, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, our trade names, trademarks, logos, and service marks referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks, trade names, logos, and service marks.

SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of risks and uncertainties set forth in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Below is a summary of some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, financial condition, and prospects.
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

INDUSTRY AND MARKET DATA
Within this Annual Report on Form 10-K, we reference information, statistics, estimates, and forecasts regarding our industry, including the market size and growth of the markets in which we participate. We have obtained this information, and these statistics, estimates, and forecasts from publicly available information and various independent third-party sources, including independent industry publications and reports by market research firms, such as Euromonitor International Limited. Some data and other information contained in this report are also based on management’s estimates and calculations, which are derived from our review and interpretation of internal surveys and data and independent third-party sources. Data regarding the industries in which we compete and our market position and market share within these industries are subject to significant business, economic, and competitive uncertainties beyond our control, but we believe they generally indicate size, position, and market share within this industry. While we believe such information is reliable, we have not independently verified any third-party information. While we believe our internal company research and estimates are reliable, such research and estimates have not been verified by any independent source. In addition, assumptions and estimates of our and our industries’ future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. These and other factors could cause our future performance to differ materially from our assumptions and estimates. As a result, you should be aware that market, ranking and other similar industry data included in this report, and estimates and beliefs based on that data, may not be reliable. Accordingly, you are cautioned not to place undue reliance on such market and industry data or any other such estimates.
The sources of certain statistics, estimates, and forecasts contained in this Annual Report on Form 10-K are:
•Euromonitor International Limited, Global Business Travel Industry Assessment Report, June 2025, commissioned by us.

PART I
ITEM 1. BUSINESS.
Overview
Navan is a global AI-powered business travel and expense platform. We leverage technology to reimagine business travel and deliver personalized experiences for users, efficiency and control for customers, and direct market access for suppliers—all powered by our proprietary AI framework, Navan Cognition.
We identified the challenges of legacy travel and expense management systems, and built Navan on the premise that to win, all players in the ecosystem - users, customers, and suppliers - must be integrated on one platform with AI at its core. Our platform was built from the ground up to connect distinct stakeholders, and unify traditionally disparate product features, through a single system that unlocks new efficiencies and experiences. By building true connectivity into the core of our cohesive offering, the Navan platform unlocks a smarter, more rewarding future for travel—one where everyone wins.
The Navan platform creates a powerful flywheel effect where the user, customer, and supplier benefits reinforce each other. Our enterprise-grade platform is characterized by its intuitive design, ease of use, and tangible time-saving features, which foster a user-centric experience that travelers genuinely appreciate. This is reflected in our overall customer satisfaction score (“CSAT”) score of 96%, our virtual agent CSAT score of 81%, which is on par with human agent performance, and net promoter score (“NPS”) of 45, each for the year ended January 31, 2026. When frequent travelers have a positive, efficient experience and earn rewards, they are more likely to use Navan. Our platform provides customers with greater visibility into spending, stronger policy control, and cost savings, making them more invested in the platform. This, in turn, attracts more suppliers who want access to our large and loyal user base. With more suppliers and inventory available, we can offer better options and competitive pricing, further enhancing the experience for frequent travelers. This cycle strengthens the flywheel, creating a robust and self-sustaining ecosystem.
Our proprietary infrastructure, which we call Navan Cloud, enables us to provide global, real-time inventory for users and forms the foundation of our platform. We aggregate supply through direct supplier relationships, real-time API integrations, and a robust network of partnerships. We built Navan Cognition, a new paradigm in AI-powered travel management. This proprietary framework enables us to create, train, deploy, and supervise specialized virtual agents that can handle many complex tasks previously requiring human intervention. We make every step of the pre-booking, in-travel, and post-trip process as easy and automated as possible.
Our strategy is to land a customer with our Travel offering, provide exceptional service to our users and customers, broaden their engagement with Navan, and seek to manage all of their payments, expenses, VIP needs, meetings and events, and bleisure travel on our platform. Because Navan unifies all aspects of travel in one system, it is used by employees across departments and seniority levels, driving deep organizational adoption. This integrated approach streamlines trip planning, digitizes in-trip expenses, and automates post-trip reconciliation, all while enhancing the overall customer experience. Our platform also provides actionable analytics and intelligence for managers to monitor and approve travel and entertainment spend in real-time.
Our Solution
We built Navan as a solution to provide travelers a seamless user experience in a historically highly fragmented industry. Our global AI-powered business travel and expense platform is purpose-built to deliver a personalized global travel booking experience for our users, combined with next-generation expense management and payments solutions that provide real-time visibility and control over travel and expense (“T&E”) spend. Navan Cognition is our proprietary AI framework that powers intelligent automation and decision making across the user journey. This intelligence layer enhances virtually every step of the travel process, from booking to reconciliation, helping us deliver a more seamless, policy-compliant, and cost-effective experience for customers of all sizes.
Navan Cloud: The Infrastructure of Our Travel Experience
We built our proprietary technology and partner infrastructure from the ground up to provide global, real-time inventory that maximizes choice for our users. In contrast with legacy players, who have generally expanded through acquisitions of local travel agencies and have a highly fragmented view of inventory with limited access to smaller suppliers, our platform is truly global, with broad inventory including smaller suppliers, and our human and virtual agents have access to all of the bookings on our platform, globally. Acting as a proprietary, in-house aggregator platform, our highly scalable Navan Cloud aggregates and dynamically accesses our broad inventory through direct relationships, application programming interface (“API”) integrations, and partnerships to provide high levels of choice:
•Direct Supplier Relationships. We have curated direct partnerships with a vast network of airlines, hotels, and other suppliers, giving us better and sometimes exclusive access to inventory and lower prices. These relationships also let us provide richer content such as seating, amenities, and fare classes, directly from suppliers, enabling a more customizable booking experience. A cornerstone of our supply sourcing strategy is to source content directly from suppliers, whether through International Air Transport Association’s New Distribution Capability (“NDC”), where Navan sits on governing bodies and helps define NDC standards, direct integrations to Passenger Service Systems, or other APIs provided by the supplier. This enables access to the newest releases and updates to the travel distribution ecosystem. It also positions us as a partner to these suppliers, helping shape new traveler benefits and automated fulfillment and servicing capabilities that benefit our efficiency and the travel experience for our users.
•API Integrations. Our advanced API technology enables real-time integration with suppliers, ensuring users get accurate, real-time pricing, content, and availability. Where APIs are not available, we leverage our strong direct supplier relationships to source data across a broad set of channels.
•Partnerships. We have developed deep partnerships with banks, financial technology companies, and payment providers to broaden capabilities across our payments platform. These include integrations with payment networks like Visa and Mastercard as well as card issuers like Brex, Rho, Citi, Barclays, and Citizens Bank, extending our reach into the financial ecosystem.
Our direct connections and integrations give us access to sell over 600 airlines via global distribution systems (“GDSs”), NDC, and low-cost carriers (“LCCs”), and over two million individual lodging properties through our platform globally. We have connections to the major credit card networks and over 200 banks and partnerships with multiple issuing partners in Navan Cloud. Our proprietary infrastructure provides customers with dynamic access to pricing and travel availability, ensuring that users always have the most accurate information at their fingertips. Navan Cloud also simplifies expense management during and after a trip so that customers can understand and accurately capture T&E spend in real time.
Navan Cognition: Our New Paradigm in AI-Powered Travel Management
From our early founding days, we have invested in AI technologies at the core of our platform. We started with advanced machine learning (“ML”) capabilities that were revolutionary in this industry in our early days, but we did not stop there. As the technology progressed, so did we. We evolved from deploying customized ML algorithms that deliver best-in-class optimization and personalization to building a sophisticated agentic AI platform that is programmable, modular, and dynamic.
We developed a new paradigm in AI-powered travel management through Navan Cognition, our third-generation innovative proprietary AI framework that combines the precision and predictive power of ML with the reasoning capabilities of large language models (“LLMs”). Navan Cognition is designed to leverage third-party LLMs in combination with our own proprietary, internally developed software to operate a modular framework of virtual agents using a graph-based workflow. On our platform, Navan Cognition enables us to create, train, deploy, and supervise our specialized virtual agents that can handle many complex tasks previously requiring human intervention, including our virtual agent chatbot, Ava. Within the Navan Cognition framework, our networks of virtual agents identify, categorize, and execute user queries (including distinct tasks) as users interface with our platform. The graph-based workflow identifies and processes the intent behind users’ requests to our virtual agents (such as travel type and preferences) to prompt the LLM models to execute the most relevant workflow in response to requests, while refining user intent to strive for accurate responses and minimal hallucinations. Virtual agent outputs undergo compliance, fact-checking, and logic validation, and supervisory workflows are in place with the goal of preventing hallucinations and unauthorized or unintended actions from reaching users.
This framework allows our virtual agents to masterfully manage an increasing number of tasks and requests on our platform, from booking modifications to expense tracking, communicating naturally with users while maintaining strict operational safeguards. For instance, our virtual agents can proactively contact hotels to verify payment arrangements before a traveler's arrival, ensuring a smooth check-in experience. For more information regarding the risks related to the use of AI in our business, see the section titled “Risk Factors—Risks Related to Privacy, Cybersecurity, and Intellectual Property—Our use of artificial intelligence, including Gen AI and ML, gives rise to legal, business, and operational risks, which may result in diminished performance, regulatory scrutiny, social impacts, reputational harm, and liability arising from the use of this technology.”
Navan Cognition has also been core to helping us improve the service offering of our platform without adding cost to our customers and enabling us to further optimize margins. Our AI-powered virtual agent chatbot, Ava, handled approximately 52% of user interactions while maintaining an impressive average CSAT score of 96% for our overall platform and 81% for Ava, which is on par with human agent performance, each for the year ended January 31, 2026. Most importantly, we have achieved this while striving to adhere to our zero-critical-hallucination standard, which aims to ensure every interaction is accurate, reliable, and trustworthy. Examples of “critical” hallucinations include charging the incorrect amount for a ticket, or incorrectly providing a free upgrade. Looking ahead, we intend to continue expanding both our ML and Navan Cognition capabilities. This dual approach, combining the precision of ML with the autonomous reasoning of Navan Cognition, positions us to deliver increasingly sophisticated, personalized, and efficient travel solutions. We aim to leverage these advancements to further streamline workflows, enhance self-service options, and create even more value for our users through intelligent automation, ultimately helping us drive the future of travel.
Navan Cognition is not just a feature, it represents the foundation of our platform. Designed with built-in safeguards and real-time oversight, it works to ensure that AI-driven actions are reliable, secure, and aligned with enterprise needs. As we continue to expand the capabilities of Navan Cognition, it serves as the infrastructure layer upon which a growing ecosystem of intelligent travel applications will be built, powering a safer, smarter, and more adaptive future for business travel.
Navan Native Apps and Enterprise Integrations
We have developed simple and intuitive front-end experiences for travel, payments, and expense management. Users can interface with our platform through web and mobile applications, omnichannel support, and white label travel solutions. Customers can also access our platform through administrative apps or through enterprise integrations for expense management and bank or credit cards. Our apps are discrete gateways into our platform that share a common data infrastructure and remain universally synchronized. The user experience drives product use and reinforces the flywheel of our business.
We also offer deep enterprise integrations with leading human resource information systems, enterprise resource planning systems, and financial systems, which enable real-time syncing of employee directories, expense categories, and policy controls. This seamless connection also allows customers to streamline onboarding, enforce compliance automatically, and accelerate month-end reconciliation. By embedding Navan into existing enterprise infrastructure, finance and HR teams can maintain a single source of truth across systems and significantly reduce the operational burden of manual data entry and cross-platform coordination.
Our Offerings
Our integrated, end-to-end platform is designed to support the full spectrum of travel, payments, and expense management needs through a unified product suite that simplifies every step of the travel, payments, and expense management journey. Our principal offerings today include:
•Travel: Our flagship online booking application that enables travelers to book flights, hotels, trains, and rental cars through a single interface that aligns with company policy and preferences, driving adoption across both managed and unmanaged travel. The system provides real-time monitoring of trips, including flight status updates, gate changes, and potential delays, ensuring travelers stay informed. Furthermore, the tool allows for easy editing of existing reservations, such as modifying dates, times, or accommodations, offering flexibility and control over travel plans.
•Corporate Payments: Our virtual and physical Navan corporate card offering that simplifies payments for business needs. Transactions are instantly approved, flagged, or declined at the point of purchase. Automated submission and reconciliation of authorized spending aims to eliminate the need for manual expense reports. Spending policies are integrated into the cards and enforced during transactions, aiming to automate the entire expense management cycle from the initial purchase to reconciliation. These virtual and physical cards can be used for various business expenses, including travel, routine expenditures, spot purchases, and software subscriptions, freeing customers from paperwork and saving finance teams significant time during month-end reconciliation.
•Expense Management: Our expense application that automates and centralizes the control, management, and tracking of business spending. It monitors travel and entertainment expenses and automates reporting and analytics. The software eliminates the inefficiencies and frustrations associated with traditional expense reports, offering interactive dashboards for real-time transaction visibility and improved decision-making. Our Expense Management offering can either be coupled with our Corporate Payments offering or can be used on a standalone basis with Navan Connect, our open API framework, through which companies can integrate their own third-party corporate card programs into the Expense Management application. Third-party cards connected via Navan Connect can still benefit from nearly all of the capabilities offered within our Corporate Payments offering (such as instant application of customer expense policy and automated expense submission and reconciliation), without requiring our customers to transition their legacy corporate card relationship to the Navan Corporate Payments platform. This flexibility allows our Expense Management application to serve as the central point for viewing, managing, analyzing, and controlling all expense related data across the customer and their travelers, irrespective of the corporate card being used.
•Meetings and Events: Facilitates group event planning for employee gatherings through our platform, without our customers having to deal with the complexity of having a costly in-house Meetings and Events team. This offering provides both a self-service option, as well as the ability to leverage our team of dedicated and experienced agents to lead researching, planning, and booking travel for meetings and events. This dedicated team aids the customer in cost reduction through network partners and expert consulting, and manages logistics for event experiences. Once the logistics and details of the event have been finalized, the user is able to share a singular invite with colleagues, through which they can book their own travel, lodging, and related travel needs, based on the pre-arranged details of the event (including recommended hotels and a full schedule of events). Our Meeting and Events application ultimately allows our customers to track the status of both bookings and spend across planned group events and meetings via a centralized platform, allowing our customers to better ensure policy adherence, control costs, and manage general logistics between the planning and event execution phases.
•VIP: Offers premium, white-glove support for executive travelers and high-priority itineraries through Navan Pro, our premium offering merging the simplicity of our Travel offering application with the expertise of our dedicated agents. This offering delivers exceptional high-end travel support for businesses of all sizes globally, catering to specific needs such as private jets and police escorts for executives or sustained VIP service for entire businesses. Integrated with Navan technology, travelers benefit from our platform while receiving the expected level of VIP service.
•Bleisure: Our personal travel offering, Bleisure, enables leisure and bleisure bookings through the Navan platform as an added benefit for users from our customers. Bleisure is the category of the business travel market defined by personal travel booked around or in connection with business travel. Users are incentivized to book personal travel through our platform with access to the same inventory, discounts, and on-platform travel support offered to their employer. Additional features such as the ability to use reward points earned on our platform from helping their employer save money via their booked travel to offset costs for their personal travel booking, as well as the ability to seamlessly extend an existing business trip to accommodate personal travel, further encourages the broader use of our platform. These benefits allow us to increase platform engagement, allowing us to add to our understanding of each user’s travel preferences and further refine recommendations to personalize the travel and booking experience offered under our business travel application.
Our Growth Strategies
Key elements of our growth strategy include the following:
Add new customers to the Navan platform: We believe the market for our solutions is large. Our platform is intuitive to use and scalable for customers of all sizes across industries and geographies. We believe that customers with travel and expense systems today (managed customers) are underserved by existing vendors and frustrated by the fragmented experience that they face via these solutions. In addition to this managed category of the market, we believe there is sizable greenfield opportunity in helping manage travel and expense spend across customers who do not have a travel and expense platform today. According to Euromonitor survey results, spend across this unmanaged category represents approximately 65% of global business travel spend overall. These companies use spreadsheets or other non-purpose-built solutions and are reluctant to adopt traditional travel management solutions given the high costs and relative complexity associated with legacy systems. We believe our end-to-end, intuitive, and easy to implement solution is well positioned to meet the needs of both the managed and unmanaged categories, and we have successfully grown our customers across these categories via two primary strategies:
•Sales-Led Growth: We have historically focused our customer acquisition strategy on mid-size and larger corporate customers with a direct sales-led motion via our dedicated sales team. These customers often have a travel and expense vendor or solution today, but are oftentimes frustrated by the fragmented nature of the solutions and complexity of their existing travel and expense management workflow. Alternatively, some of these customers may not have existing travel and expense solutions. In engaging with these customers, we focus our efforts on highlighting the potential for quantifiable cost savings and operating efficiencies, as well as increased travel and expense policy adherence via the adoption of our platform, while also highlighting the potential for improved productivity and engagement. We have seen significant success in deploying this approach thanks to the deeply integrated, end-to-end nature of our offering and its ease of implementation. Our platform allows customers to consolidate multiple fragmented systems into a single solution that streamlines travel and expense management across their business. Additionally, our platform integrates seamlessly with existing enterprise infrastructure, including SSO, HRIS, and ERP systems, enabling faster customer onboarding and minimizing business disruption and cost during rollout for our customers. As we have continued to engage with and embed ourselves with our customers, we have seen increasing engagement at the CFO (chief financial officer) and CXO (chief experience officer) levels across customers as a part of their ongoing business transformation efforts, with these executives often viewing our solution as a key lever for driving continued efficiency and cost savings, as well as supporting their growth through seamlessly helping them manage the travel and expense demands of their users.
•Product-Led Growth: More recently, we have begun to deploy a product-led and sales-assisted motion to acquire and service customers, who have traditionally been unmanaged, meaning they have no travel and expense vendor or solution. According to Euromonitor survey results, 65% of the overall business travel management revenue opportunity is unmanaged, which provides us with a significant greenfield opportunity. Many of these businesses are smaller companies that are generally not serviced by traditional T&E providers. These customers often have limited bandwidth across their existing teams to integrate legacy solutions which they often find to be expensive, difficult to integrate, and cumbersome to use, leading many to question the value proposition of these legacy solutions, and to choose to manually deal with the challenges of travel spend via tools such as excel spreadsheets. These customers often find Navan through word-of-mouth, or through our growth marketing efforts and are attracted to the streamlined experience we provide to travelers and the tangible cost savings potential provided by our platform. Notably, we attract these customers due to our platform’s distinct technology and scale advantage, relative to many other providers (especially certain legacy providers). To onboard these customers, we provide streamlined self-service implementation tools, which provide flexibility for these customers to engage with and roll-out our offerings at their own pace. We also offer ongoing customer support as these customers both increase adoption of our platform and scale their own operations to support further engagement across all of our offerings. While still an emerging growth motion for us, we plan on continuing to invest in our capabilities to engage with and onboard these unmanaged customers given the scale of the overall market opportunity, particularly as our platform scales and recognition for our brand continues to grow.
Drive higher penetration and adoption across our existing customers. We are focused on continuing to expand our wallet share across existing customer relationships by:
•Driving cross-sell: We typically land our customers with our Travel offering. As their engagement with our platform grows, our dedicated customer success teams focus on helping educate customers on the full breadth of our offerings to help them maximize efficiency and value across their travel and expense management workflows. This often includes helping customers integrate additional offerings across our platform such as Corporate Payments, Expense Management, and VIP, based on the customer’s evolving needs, especially as the customer continues to grow and scale their own business and employee base. Our Bleisure capability expands this potential by enabling employees to seamlessly add personal travel to business trips, further deepening adoption and increasing engagement. This cross-sell motion remains a significant whitespace opportunity for us to grow within our customer base. The incremental cross-selling opportunities above and beyond our base Travel offering provide a substantial opportunity for growth, as the holistic use of our platform provides compelling incremental value to our customers over each individual offering.
•Increasing platform adoption: In addition to benefiting from continued underlying growth in business travel spend, we also see significant opportunity for growth alongside our customers as they scale their underlying business and increase their investment in T&E to support their growth. For example, as our customers grow their employee base and resulting travel and expense budgets, we typically see increased utilization across our platform, which in turn allows us to facilitate more travel bookings, meetings, and events across each of our customers, increasing spend captured across our platform. In addition to capturing growth via new travelers onboarded by our customers, we also see opportunities to increase platform adoption across the existing user base for our customers. For example, there are cohorts of users that are at times resistant to using a new travel and expense platform at the onset; this is no different across our customer base. Our customer success teams partner with our customers to isolate drivers that are leading to a lack of adoption and utilization, and support education to drive adoption and increased utilization to further increase travel and expense spend managed across our platform.
Continue to invest in our platform and offerings. We have a strong history of technology innovation, and we believe there is ample opportunity for growth as we continue to invest in the development of our platform capabilities to serve current and future travelers and customers. Cumulatively in fiscal years 2026, 2025, and 2024, we invested approximately $406.1 million in R&D, with a focus on expanding our offerings, introducing new features and hiring top technical talent to continue to evolve our platform. Across our platform, we see a particularly strong opportunity to continue to scale our capabilities through the continued deployment of advanced technologies to streamline the overall booking experience for travelers and drive costs down for our customers, as well as evolve our customer-facing UI to further simplify and personalize their booking and support experience. Our vision has always been to use the best technology available to create amazing experiences for our users. Our initial technology investments focused on the deployment of ML algorithms to power highly-personalized recommendations for travelers on our platform. This allows us to offer a highly curated inventory of travel options within seconds vs. the hours previously spent by travelers researching the perfect hotel and flight options, creating significant efficiencies and cost savings for travelers. In addition to our ML investments, we have invested heavily in deploying Gen AI capabilities to complement our ML-based capabilities, leading to our development of Navan Cognition. Navan Cognition is our innovative proprietary AI framework that combines the precision and predictive power of ML with the reasoning capabilities of LLMs, representing a new paradigm in AI-powered travel management. On our platform, Navan Cognition enables us to create, train, deploy, and supervise specialized virtual agents that can handle complex tasks previously requiring human intervention. Our virtual agents now masterfully manage everything from booking modifications to expense tracking, communicating naturally with users while maintaining strict operational safeguards. For instance, our virtual agents can proactively contact hotels to verify payment arrangements before a traveler's arrival, ensuring a smooth check-in experience. Looking ahead, we expect to continue to invest in Navan Cognition in order to further enable us, and potentially to enable outside organizations, to create and oversee AI-powered virtual agents with enterprise-grade reliability. We also expect to continue to invest in future product interface enhancements such as Navan Edge, which is powered by Navan Cognition and designed to redefine how travelers book, modify, and manage trips on the go via their mobile devices. Navan Edge capabilities range from personalized search responses to taking specific actions, such as automatically requesting a late check-in at a hotel in response to a delayed flight.
Navan Cognition has also been core to helping improve the service offering of our platform without adding cost to our customers and enabling us to further optimize margins. For example, our AI-powered virtual agent chatbot, Ava, handled approximately 52% of user interactions during fiscal 2026 while maintaining an impressive CSAT score of 96% for our overall platform and 81% for our virtual agent, which is on par with human agent performance, each for fiscal year 2026. Looking ahead, we expect to continue to invest in and expand both our ML and Navan Cognition capabilities. We view our AI-enabled capabilities as core to our platform and expect the continued advancement of these capabilities to enable us to continuously improve user experiences, further streamline workflows and unlock new use cases, which should in turn continue to expand the value we are able to deliver to customers as we move forward.
In addition to making investments to grow our platform organically, we have selectively pursued inorganic growth opportunities from time to time. Our history of acquisitions for both platform expansion and the development of greater geographic expertise has demonstrated our ability to grow effectively. For example, we acquired Reed & Mackay (“R&M”), a high-end travel and meeting and events business with global clientele and market reach, in April 2021, allowing us to expand our global reach, as well as expanding our capabilities around high-end, high-touch business travel, as well as meetings and events. The internalization of these capabilities ultimately set the foundation for expanding our VIP and Meeting and Events offerings across our customer base. In addition to making acquisitions to enhance our offerings, we’ve also selectively acquired international-facing travel and expense management solutions to broaden the markets we serve, including, but not limited to, Comtravo (February 2022), a modern travel solution in Germany, Austria, and Switzerland; Resia (February 2022), a leading travel agency covering Northern Europe; Tripeur (April 2023), a leading travel and expense management company serving India; and Regent (June 2024), a business travel and events business in Italy.
Should the opportunity for future inorganic growth present itself for developing future capabilities, supplier relationships, geographic expertise, or other means of serving our travelers and customers, we may consider pursuing them.
Grow our international presence. We continue to broaden the scope and extent of our offerings outside of the United States. The inherently international nature of travel has meant that we invested in building out a global infrastructure for our platform from the very beginning. These early investments in integrating travel suppliers from across the globe, as well as the development of localized partner relationships, has allowed us to offer a truly global inventory of travel offerings, as well as supplement our platform with regional knowledge, personalized support, and multi-currency payment services. These integrated capabilities across the travel and expense spectrum have allowed us to offer a global solution with unified visibility and control for our customers across various countries and geographies, allowing us to materially increase our presence across non-U.S.-based customers. We have been active in pursuing both organic and inorganic actions to expand the geographic reach of our platform and improve cross-selling capabilities of our offerings to international customers, with plans to continue to invest in these areas to drive continued growth across these international markets.
Our Customers, Suppliers, and Payment Partners
Customers. We define a customer as a company or organization that contracts with us to provide its dedicated users with access to our Travel, Corporate Payments, Expense Management, and/or on-demand travel management offerings (including our Meetings and Events, VIP, and Bleisure offerings).
We serve a broad and diverse customer base with customers ranging from enterprise businesses to middle-market to small and medium-sized businesses. This breadth is echoed in the variety of industries we serve, with customers spanning a diverse array of sectors, from software and technology to real estate, health, media, retail, finance, and more.
Suppliers. We define a supplier as a third-party provider of travel inventory or distribution services, including commercial airlines, low-cost carriers, hotel operators, lodging aggregators, rail carriers, car rental companies, black car or ground transportation providers, and operators of GDSs. Suppliers contract with us to make their inventory available for booking by customers and users on our platform and may compensate us through commissions, incentives, or transactional fee arrangements.
We maintain a broad network of suppliers and payment partners that support our offerings. Our suppliers include airlines, hotels, rental car companies, rail carriers, black car services, and GDSs. We earn revenue from these suppliers in the form of fees on a per-transaction basis. Under our arrangements with certain suppliers, we earn additional fees when cumulative actual booking or transaction dollar volume exceeds specified contractual thresholds. We primarily source flight and lodging inventory on our platform through GDSs, online travel agencies, partnerships, and NDCs, supplemented by direct connections with individual airlines and hotels. We source the majority of our rail inventory through a third-party aggregator that functions similarly to a GDS. We source car rental inventory through GDSs and online travel agency integrations, with direct connections with rental car agencies. We access black car services through a separate GDS that specializes in black car transportation.
Payment Partners. Our payment partners primarily include corporate card payment processors and our card issuing partners. We earn revenue from our payment partners from fees based on the transaction dollar volume of spend on our corporate cards. We do not earn revenue from customers’ use of the cards enrolled in Navan Connect nor do we bear any risk related to payments made with those cards.
For additional information, refer to Note 1 — Description of Business and Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our relationships with our various suppliers and payment partners and the extent to which we earn revenue under our arrangements with these suppliers and payment partners.
Our revenue is geographically diverse. For fiscal 2026 and 2025, revenue generated from customers and suppliers outside of the United States represented 38% and 41%, respectively, of our revenue. This global presence reflects the international nature of business travel and our platform's ability to support customers with operations and employees worldwide.
Sales & Marketing
Our sales and marketing teams are dedicated to driving adoption of our travel management, expense and corporate card offerings across our core geographies.
Our go-to-market strategy is designed to best serve our large, diverse, and global customer base. The customers that we serve range from small businesses considering a managed travel and expense solution for their employees for the first time, to several of the world’s largest global enterprises. We typically sell into finance, accounting and procurement teams, and at times also the C-suite, aligning with business transformation initiatives focused around driving hard cost savings, operating efficiencies, as well as travel and expense policy adherence, while improving user productivity and engagement. We focus on surfacing value to every department throughout the customer engagement process as our travel, corporate cards, and expense offerings are relevant and applicable to functions across the business, from front-office to back-office.
Sales
We deploy two primary sales motions, which are tailored to the needs of each of our customer types and regions.
Our sales-led and product-led go-to-market strategies are targeted towards prospective customers who oftentimes do not have an existing travel and expense management solution. These customers are oftentimes smaller and find Navan in various ways, including through our growth marketing efforts and are attracted to the streamlined experience we provide to travelers and the tangible cost savings potential provided by our platform, as well as the convenience of our self-service capabilities. In fact, since launching our new self-serve offering in March 2022, thousands of customers have joined our platform through our website, with minimal sales touchpoints. We have also established affiliate partnerships as an additional channel to engage companies. Once live and transacting, these companies leverage our comprehensive knowledge base library, chat support, and a scaled customer-success desk for ongoing post go-live support. Customers have the opportunity to purchase additional Navan offerings directly from the platform and/or with the assistance of an account executive.
For prospective customers with existing travel and expense management solutions, we deploy both inside and field sales professionals around the globe, with our exact approach adjusted based on the size and complexity of the prospective customer. These businesses are typically larger and have highly complex travel needs and legacy systems. These customers are assigned account managers for fast implementation and post go-live to drive optimal adoption, expansion, and retention.
While travel management has been the focus of our sales teams since our founding, the launch of our expense and corporate payments offerings in 2020 broadened our sales motion and favorable customer impact. With these offerings, we sell an all-in-one suite of complementary capabilities. Our Travel offering is often the beginning of a customer’s journey. From there, customers realize synergies by expanding into our Corporate Payments and Expense Management offering. For customers that initially purchased our Travel offering exclusively, our sales organization checks in periodically to position our Expense Management and Corporate Payments offerings (along with our VIP, Meetings and Events, and Bleisure offerings) to expand customer value. These customers are also prompted within our application to highlight the potential value upside from coupling their existing offerings with our broader product suite. The efforts of our sales organization, as well as the prompts within the application, are critical drivers for helping us capture the significant go-forward runway we have by driving deeper penetration of our existing customers across our entire product suite.
Marketing
Our marketing efforts focus on reach, acquisition, and revenue. We have been able to use our travel and expense management strategy to win customers ranging from five employees to thousands of employees, all while in the process of building brand and category awareness and creating a new market. To establish awareness of our platform, we leverage a world-class demand generation engine that feeds self-service channels as well as our sales teams. We generate leads through digital marketing campaigns, paid search, referrals, word-of-mouth, content-marketing, account-based marketing, in-product customer education, brand advertising, public relations, and social media.
We grow our relationships with existing customers by expanding their engagement with our platform and our offerings. Expanded use of our platform is enabled by content marketing initiatives.
Research & Development
Our innovation is fundamentally powered by our world-class global Research and Development, or R&D, organization, where we have deeply embedded AI to help drive rapid, targeted innovation and deliver AI-enhanced value to our customers. The velocity, agility, and productivity of our R&D capabilities are significantly amplified by AI, representing a key competitive differentiator. Guided by an AI-first technology vision and DORA (“DevOps Research and Assessment”) elite standards, our engineering teams often deploy production changes over 100 times in a day. Strategic AI adoption throughout the engineering lifecycle, from coding assistance to intelligent deployment, has accelerated our pace of development and innovation. This AI-augmented approach is powered by our strong global R&D talent team, strategically distributed across key innovation hubs including Palo Alto, Bangalore, Berlin, and Tel Aviv. This global footprint allows us to operate 24/7 from an engineering perspective, allowing us to scale our platform capabilities with significant speed and efficiency.
We continuously invest in R&D, with a primary focus on enhancing our platform’s intelligence, functionality, and user experience through the continual integration of AI capabilities, aimed at ensuring the solutions we introduce are predictive of evolving customer demands. Our AI-augmented, customer-centric feedback loop enables us to proactively drive operational efficiencies and a personalized customer experience. This commitment extends to maintaining a secure, scalable, and high-performance platform, with AI playing a crucial role in areas like threat detection, system optimization, and predictive maintenance. Our R&D consistently yields market-defining, AI-powered offerings, from intuitive travel bookings and sophisticated corporate cards with AI-based fraud prevention, to AI-native expense automation. Notably, solution introductions from our R&D team such as Ava, our in-house, proprietary AI customer service tool, allowed our platform to autonomously handle approximately 52% of user interactions during the year ended January 31, 2026, enhancing customer satisfaction.
We believe the global breadth of our R&D engineering team, its deep use of AI, and the resulting efficiency of the R&D team are strategic advantages for us, allowing us to innovate quickly, keep our infrastructure costs low (allowing us to drive higher margins), and continuously redefine the possibilities in travel and expense management.
Our Competition

We compete in several highly competitive industries, and our ability to compete successfully and grow our market share is essential to our long-term growth and success.
We are not a traditional travel provider. Unlike legacy travel management companies that operate as services businesses, Navan is a software platform built on modern infrastructure, proprietary AI, and automation. Our higher-margin model enables us to reinvest more aggressively in product innovation, user experience, and go-to-market, and drives deeper engagement across our customer base. As a result, we are able to serve a broader range of customers, from startups to global enterprises, while compounding the value of our network with every new user, customer, and supplier added. This creates a powerful flywheel and network effect, contributing to our growth potential.
The travel industry is highly competitive and fragmented. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other travel management service providers such as BCD Travel, Global Business Travel Group, and SAP Concur, traditional travel agencies, as well as emerging and established online travel agencies. We also face competition, to a lesser extent, from credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations such as short-term home or condominium rentals, social media and e-commerce websites, as well as direct-booking platforms from hotel chains and airlines. We compete by offering our customers a unified, end-to-end travel and expense management platform with global scale and broad inventory, as well as by delivering on a better and more intuitive user experience for employees looking to book their travel, better customer service, better personalization, and more automation across workflows to drive efficiency. We compete against legacy travel companies with our differentiated technology platform that has been built over many years and by technology driven talent. We believe our investments in technology and our ability to act on the underlying data we have collected across our customers are unique and as we continue to invest, we should see an acceleration of our flywheels. We compete against emerging companies with our global scale, supply relationships, and infrastructure. Business travel is global and involves connecting a fractured supplier base to travel buyers, and we have invested in building those direct relationships and creating a platform where customers, travelers, and suppliers win.
Our Expense Management and Corporate Payments offerings face competitive challenges from do-it-yourself approaches as well as horizontal platform solutions with expense management features such as Expensify, Oracle, and SAP, corporate card providers, and expense management solutions such as Brex and Ramp. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify. We compete against these new and existing solutions by serving a robust travel and expense management solution that integrates data across both workflows into a unified, end-to-end platform, allowing us to offer our customers full visibility and control across their travel and expense spend, and drive savings and operational efficiency. In addition to this, we have long believed in an open API policy. This ultimately underpinned the launch of Navan Connect, which allows customers and travelers to port any enrolled corporate Mastercard® or Visa® card into our Expense Management offering, including those issued by other corporate card providers such as Brex. For more information on risks associated with our information technology systems, see the section titled “Risk Factors—We face significant competition in the markets we serve, and if we do not compete effectively, our business, results of operations, and financial condition could be harmed.”
Seasonality
We have historically experienced seasonality in our business, primarily related to seasonal travel trends of business travelers, as our users typically travel less during holiday periods, though this effect varies regionally. As our revenue is primarily driven by travel volume, our revenue has historically been strongest in the third fiscal quarter. Refer to the section titled “Risk Factors — Risks Related to Our Business and Industry” for additional information describing how our business is affected by seasonality.

Intellectual Property
Our intellectual property rights, including those in our proprietary technology, software, data, processes, know-how, and brand, are an important aspect of our business and help us maintain our competitive position. To establish and protect our rights in our intellectual property, we rely upon a combination of patent, copyright, trade secret, and trademark laws, and contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements.
As of January 31, 2026, we have six trademark registrations and ten trademark applications in the United States, as well as eighty-two trademark registrations and twelve trademark applications in foreign jurisdictions. We will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective. We also own domain names, including www.navan.com.
As of January 31, 2026, we have two issued patents and sixteen pending patent applications in the United States, and thirteen pending international patent applications. One of our issued U.S. patents expires in 2039 and the other in 2041. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We control access to our intellectual property and confidential information through internal and external controls. Our practices require our employees and third parties who develop any material intellectual property on our behalf to enter into confidentiality and invention assignment agreements. Our practices also require third parties with whom we share our confidential proprietary information to enter into nondisclosure and confidentiality agreements or to be bound by professional, fiduciary or other contractual obligations requiring the applicable employee or third party to protect our trade secrets, proprietary know-how, and other confidential proprietary information, including those related to our proprietary AI models. However, we cannot guarantee that we have entered into agreements containing such obligations with each party that has been involved in the development of intellectual property for us or that has, or may have had, access to our trade secrets, proprietary know-how, and other confidential proprietary information.
In addition, intellectual property laws and our procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated.
Government Regulations
Our business activities are or may be subject to various federal, state, local, and foreign laws, rules, and regulations, including those related to travel, data privacy, security and data protection, financial services, intellectual property, advertising practices, employment and labor, tax, anti-corruption, and export control and sanctions laws.
Our travel management business is subject to registration and licensing requirements imposed by airline industry-established organizations, including agent accreditation requirements imposed by the Airlines Reporting Corporation, or the ARC, in the United States and the International Air Transport Association, or the IATA, in other countries. Pursuant to such accreditation and licensing requirements, our business is authorized to sell and issue tickets on behalf of various airlines, subject to agent rules set by the ARC and the IATA. The failure by our business to comply with such requirements and rules or to obtain and maintain such licenses could result in the suspension or revocation of our authority to sell and issue tickets on behalf of one or more airlines. In addition, our R&M UK subsidiary also has an Air Travel Organisers’ Licensing, or ATOL, registration, which is similar to the EU package travel directive (that otherwise generally does not apply to Navan and its subsidiaries).
As we continue to expand our travel management offerings based on new offerings and features or new geographic regions, we may become subject to additional laws and regulations applicable to travel management companies or travel booking platforms, including, in some countries, licensing and registration requirements, price or other display requirements, mandatory bonding and travel indemnity fund contributions, industry specific value-added tax regimes, and laws regulating the provision of travel packages.
Currently, we partner with banks and other regulated financial institutions that enter into direct agreements with our customers to provide regulated offerings as part of our expense management offering. Nevertheless, the laws and regulations related to payments and lending are complex, subject to change, and vary across different jurisdictions in the United States and globally. We may become subject to financial services laws and regulations, including laws and regulations regulating or requiring licensing for payments or lending-related activities, as we expand our corporate payments offering into new regions and develop new offerings in the future or if regulatory interpretations of existing laws change or are otherwise deemed to apply to our business activities. New and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to our activities or those of our service partners, and uncertainty around the application of these laws may affect demand for travel and our expense management platform. Additionally, as our platform’s geographic scope expands, regulatory agencies, courts, and other authorities may claim that we are subject to additional requirements or are prohibited from conducting our business in or with customers in certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. We believe we are in material compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. For additional discussion on governmental regulation affecting our business, please see refer to Item 1A — Risk Factors.
Data Security and Privacy
The data we collect, use, receive, and otherwise process is integral to our business, enabling us to provide our offerings to our customers and providing us with insights to improve our platform and offerings, particularly related to our AI offerings enabled by Navan Cognition. Our collection, use, receipt, and other processing of data (including personal information) in our business subjects us to numerous U.S. state and federal and international laws and regulations addressing privacy, data protection, information security and the collection, storing, sharing, use, transfer, disclosure, protection, and processing of certain types of data, and use of personal information for marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the Internet. Such regulations include, for example, CAN-SPAM, CCPA, GDPR, and the EU ePrivacy Directive. We work to comply with, and to help customers to comply with, applicable laws and regulations relating to privacy, data protection, cybersecurity, and information security. This helps to underpin our strategy of building trust and providing a strong experience to customers.
We accept and store debit and credit cards for payment, and as result, we are subject to the PCI-DSS, issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with PCI-DSS or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations.
We contract with third-party service providers, including shared cloud computing services, to store or process data (including personal information) on our behalf in compliance with applicable laws, regulations, rules and standards. We strive to enter into data processing agreements with all our third-party providers to clearly define the services being provided and the nature of the engagement, for example the protection and ownership of the data being processed by the service provider. We also maintain processes to ensure that all our third-party providers comply with our data processing agreements, as applicable. However, we may at times fail to do so and cannot ensure that our data processing agreements will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy or cybersecurity.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, cybersecurity and information security, it is possible that our interpretations of the law, our practices or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. For more information on risks associated with our information technology systems, see the section titled “Risk Factors—Risks Related to Privacy, Cybersecurity, and Intellectual Property.”
Human Capital
The team that we have built at Navan has been critical to the success we have had to date. As we continue to invest in and grow both our business and our team, our employees continue to be guided by core principles shared across our organization on how we operate and behave.
As of January 31, 2026, we had approximately 3,700 employees globally. None of our employees are represented by a labor union. However, in certain countries in which we operate, such as The Netherlands, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we believe our relations with our employees to be good.
We have invested substantial time and resources in building our team. We are highly dependent on our management and high-quality employees and it is crucial that we continue to attract and retain top talent.
Corporate Information
We were incorporated in the State of Delaware in February 2015. We completed our initial public offering (“IPO”) in October 2025 and our Class A common stock is currently listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “NAVN.”
Our principal executive offices are located at 3045 Park Boulevard, Palo Alto, California. Our telephone number is (888) 505-8747. Our website address is www.navan.com. We make available on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.
Available Information
We intend to announce material information to the public through filings with the Securities and Exchange Commission (the “SEC”), the investor relations page on our website (www.investors.navan.com), press releases, public conference calls, public webcasts, our X account (@Navan), our co-founders’ X accounts (@arielcoco and @itwig), our LinkedIn page (www.linkedin.com/company/navan/), our co-founders’ LinkedIn pages (www.linkedin.com/in/arielmcohen/ and www.linkedin.com/in/itwig/), our company news site (www.navan.com/press), and our company blog (www.navan.com/blog). The information contained on, or that can be accessed through, the foregoing channels is not a part of this Annual Report on Form 10-K. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website and in our periodic reports filed with the SEC.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K before deciding whether to invest in shares of our Class A common stock. Our business, financial condition, results of operations, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
Continued macroeconomic uncertainty, including as a result of fluctuating interest rates, inflation, tariffs, political unrest, geopolitical conflict, instability in the global banking system, and the potential for an economic recession, has resulted, and is expected to continue to result, in reductions as well as fluctuations in demand for travel and our offerings as companies reduce or deprioritize spending on T&E management offerings. Macroeconomic uncertainty has impacted and may continue to impact our ability to plan for future operations and strategic initiatives or predict our future financial performance (due in part to our usage-based revenue model for certain of our offerings, including our Travel Management offerings). Disruptions and changes in traveler behavior have occurred in recent times, including as a result of the COVID-19 pandemic and macroeconomic uncertainty, and may occur in the future, and we have faced and may continue to face challenges in accurately forecasting demand for travel and travel management services as a result. To maintain growth in our business, we need to, among other things, continue development and implementation of Navan Cognition and related AI features and functionalities, increase adoption and market acceptance of our offerings beyond travel, develop and increase adoption of additional offerings, compete effectively against larger and more established market participants as well as newer entrants, successfully execute our go-to-market strategies, address an increasing portion of the unmanaged travel market, and maintain or improve our relationships with suppliers.
Our growth has also been and may continue to be negatively impacted as our customers, particularly customers with whom we have historically high adoption or expansion rates, do not increase or decrease headcount, including in connection with their adoption of automation and other AI solutions, reduce T&E budgets or otherwise increase scrutiny over IT spending for any reason. Over the last few years, adoption of remote work models has also become widespread, initially as a matter of necessity in response to the COVID-19 pandemic and more recently as a matter of company policy in light of evolving perspectives on the need and desire for full-time in-person workforces. While more companies and organizations have instituted return-to-office policies and business travel levels have normalized following the COVID-19 pandemic, we cannot predict with certainty future trends in teleconference and virtual meeting technologies adoption, the impact that remote work policies will continue to have on the nature and amount of business travel, or whether employer and employee attitudes toward business travel will change in a lasting way. For example, smaller companies with limited travel or IT budgets may in the future prefer to use teleconference and virtual meeting technologies indefinitely or substantially limit business travel spending.
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
Our revenue has historically been, and is expected to continue to be, significantly dependent on our Travel Management offerings, which have historically been and may in the future be significantly impacted by declines in, or disruptions to, global travel activity, including as a result of macroeconomic factors, geopolitical conflict, and widespread health concerns, such as pandemics. Factors over which we have no control but which impact travel patterns and, depending on the scope and duration, cause significant declines in global or widespread travel volumes and reductions in our customers’ travel budgets include, among other things:
•the impact of macroeconomic uncertainty, including due to tariffs, volatile interest rates, inflation, domestic and foreign currency fluctuation, instability in the global banking system, volatility in global stock markets, and the potential for a prolonged economic recession;
•political unrest or instability, including due to tariff policies;
•global security concerns caused by cyber-terrorism or other terrorist attacks, the threat of terrorist attacks, or the precautions taken in anticipation of such attacks, including elevated threat warnings or selective cancellation or redirection of travel;
•the outbreak of hostilities, global conflict, or escalation or worsening of existing hostilities or war, such as the ongoing conflicts in Ukraine and the Middle East and tensions between China and Taiwan, in some cases resulting in in adverse impacts to the cost of airline and other travel;
•increased oil prices, including as a result of geopolitical conflict, and related adverse impacts to the cost of airline and other travel;

•sanctions imposed by the United States and other countries, including in response to geopolitical conflict, and retaliatory actions taken by sanctioned countries in response to such sanctions, and the resultant impact on the cost of airline and other travel and the level of travel demand;
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
Our future growth depends in large part on increasing our customer base and maintaining and increasing the revenue we generate from those customers. To increase our gross booking volume (“GBV”) and revenue, we seek to expand our customers’ usage of our offerings, including by increasing their usage of our Travel offering and by driving their adoption and increased use of our additional offerings, including Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure. The success of our business is substantially dependent on the actual and perceived viability, benefits, and advantages of our platform as a preferred product for T&E management and corporate card programs, particularly when compared to customers’ existing alternatives and new competitive offerings.
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
Our growth will also depend in part on capturing a greater portion of the unmanaged travel market. For example, if customers do not adopt Navan Edge at the rates that we anticipate, we may be unsuccessful in the effort to capture a greater portion of this market. If we are unsuccessful in our efforts to acquire new customers and increase our customer base, including due to any of the above factors, or if we do so in a way that is not profitable, our growth, business, results of operations, and financial condition would be harmed.
We may not be successful in our efforts to retain and increase revenue from our customers, including by promoting and expanding adoption and usage of our offerings, which could adversely impact our business, financial condition, and results of operations.
Our strategy involves landing customers with our Travel offering and expanding those relationships by increasing our customers’ engagement with and usage of additional offerings, including Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure, and working to manage all of our customers’ corporate travel spend on our platform. If our customers do not adopt one or more of these additional offerings at the rate we anticipate or at all, our business and prospects could be negatively impacted. The success of these additional offerings depends upon our ability to sell them to our existing travel management customers and on increasing utilization once adopted by our customers. Additionally, we recently announced the planned transition of customers of our R&M service model to our Navan platform. We have been investing and expect to continue to invest in this and a number of other strategic growth initiatives to drive adoption of our offerings, but there can be no assurance that such investments will be effective on a timely basis or at all. In particular, we may experience more difficulty or fluctuations in adoption of our core Navan offering by former customers of the R&M service model, including because we have experienced some challenges to customer retention in this customer group in the past. We may also see slower than anticipated expansion rates of our additional offerings by smaller customers in the unmanaged travel market, including due to their heightened focus on total cost of ownership and self-service models. In addition, there is a period of time between when we acquire new customers and when we begin to recognize the bulk of our revenues, during which the customer implements our technology, moves corporate travel budgets to our platform, and then launches initial bookings. This time period fluctuates depending on the size, scope, and complexity of a customer’s overall corporate travel spend and organization. To expand our customers’ usage of our offerings, we will need to successfully partner with customers to help them realize increased value in our offerings in an efficient manner, particularly in uncertain macroeconomic environments characterized by heightened scrutiny over T&E and IT budgets. If we do not effectively help our customers realize the value of managing more of their corporate travel spend on our platform, our business, growth, and results of operations could be harmed. In addition, use of our corporate card offering, along with the Navan Connect offering that allows customers to connect their non-Navan corporate cards to the Navan Expense system, gives us insights into travelers throughout their journey and, as a result, adoption by customers of this offering is crucial to our long-term strategy of providing comprehensive and personalized experiences to travelers. Accordingly, if customers do not adopt our additional offerings, they may not realize the full value of our platform and consequently may be more difficult to retain. In the past, we have experienced higher churn from customers of our R&M service model than from customers of our Navan platform, and uncertainty exists regarding the degree to which the transition to the Navan technology platform will impact our relationships with existing customers of the R&M service model. As a result of any of these factors, our business, financial condition, results of operations, and prospects may be adversely affected.
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
The success of our Travel Management offerings depends on our ability to maintain and expand our relationships with our suppliers to offer our customers an unrivaled range of global travel inventory at optimal prices. Our ability to maintain our supplier relationships on favorable terms will depend on, among other things, providing suppliers with access to a large, expanding, and highly engaged user base of frequent travelers, visibility into traveler demand signals, flexible retailing and brand control for their products offered on our platform, access to new distribution initiatives like the International Air Transport Association’s New Distribution Capability (“NDC”), and access to our flexible platform architecture and integration capabilities to allow suppliers to roll out and test new products, content, pricing, and other features. In addition, if one or more of our suppliers suffers a deterioration in its financial condition, changes our contractual commission rate, or terminates its relationship with us, it could adversely affect our ability to deliver desired travel inventory to our customers as well as our business, financial condition, and results of operations.
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
We were incorporated in 2015 and have incurred net losses in each year since inception, and we may not achieve or, if achieved, sustain profitability in the future. We generated net losses of $398.0 million, $181.1 million and $331.6 million, for fiscal 2026, 2025 and 2024.
We had an accumulated deficit of $2.0 billion and $1.6 billion as of January 31, 2026 and 2025. While we experienced significant revenue growth in recent periods, we cannot predict whether we will maintain this level of growth or when we will achieve profitability. We are not certain whether or when our revenue will be sufficient to sustain or increase our growth or to achieve profitability in the future. Even if we achieve profitability, we may not be able to sustain or increase our profitability. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to make significant investments in our business, including to further develop our platform and offerings, such as our technology infrastructure and our AI framework, features, and functionalities, expand our marketing programs and sales teams to drive new customer acquisition and expand engagement with our platform and offerings within our customers, support our international expansion, and develop and introduce new offerings, use cases, and platform features and functionalities. We will also face increased costs associated with growth, the expansion of our customer and supplier base, continued focus on our sales strategies, expansion of our efforts to increase our share of the unmanaged travel market, and increases in general and administrative expenses as a result of being a public company. We also may never achieve or maintain profitability if we are not able to acquire new customers, drive further adoption within existing customers, or maintain and strengthen our supplier relationships. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve or, once achieved, sustain profitability, the value of our business and Class A common stock may significantly decrease and our business, financial condition, results of operations, and prospects could be adversely affected.
We have a limited history operating our business at its current scale, scope, and complexity in an evolving market and economic environment, which makes it difficult to evaluate our current business, plan for future operations and strategic initiatives, predict future results, and evaluate our future prospects, increasing the risks associated with an investment in our Class A common stock.
We were incorporated in 2015, launched our Travel offering in 2016, introduced our Expense Management offerings in 2020, and in March 2026 launched our Navan Edge product. Travel demand levels have normalized in recent periods, a trend that we expect to continue, and our recent accelerated growth rates have moderated and may continue to do so in future periods. Further, in more recent periods, there has been uncertainty and disruption in the political environment, global economy, and financial markets, which have resulted and may continue to result in fluctuations in demand for business travel as well as reductions of corporate travel budgets and IT investment. Accordingly, we have limited experience in, and data and results from, operating our business at its current scale, scope, and complexity and in a rapidly evolving market for business travel. We also have limited data from, and experience operating our business under current macroeconomic conditions, including elevated inflation, and interest rate and foreign‐exchange fluctuations, and cannot fully predict how customers and suppliers will operate in this environment. We have encountered, and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. As a result, our ability to plan for future operations and strategic initiatives, predict future results of operations, and plan for and model future growth in revenue and expenses and prospects is subject to significant risk and uncertainty as compared to companies with longer and more consistent operating histories and in more stable macroeconomic environments and industries. These circumstances in turn limit our ability to accurately predict and plan for our customer demands and, given our usage-based travel revenue model, our growth rates, revenue, margins, and profitability.
Moreover, while we have invested heavily in our additional offerings beyond Travel Management, including our Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure offerings, we are continuing to grow and scale these offerings, and we cannot be certain when, if ever, we will achieve meaningful scale, customer adoption and expansion, and revenue from such offerings, particularly as we continue to grow our customer base and as we scale in number of customers served. Our business and growth strategies are also dependent on continued development, implementation, and integration of Navan Cognition, our proprietary AI framework for our platform, and related AI features and functionalities for our platform such as Navan Edge. While we have invested significantly in our AI framework, features and functionalities over the past several years, including our Navan Cognition framework, to help drive future growth in our business and reduce costs, AI technology is expected to continue to rapidly advance. We may not be successful in maintaining or increasing market acceptance of our platform to satisfy customer and user demand for integrated AI technologies, features, and functionalities, particularly as competitive technologies and solutions are introduced. We may also not be successful in properly and effectively implementing and integrating our AI features and functionalities for our platform as we work to continue developing them to improve the user and customer experience with our platform and to reduce our costs. Any of these outcomes could harm our business, results of operations, and financial condition. We also expect future trends in our revenue, margins, and profitability to vary in ways that we may not anticipate or predict, which may be driven by our own product or strategic initiatives as well as external factors such as economic conditions. We also have limited experience in deploying our product-led growth strategy, as compared to our sales-led growth strategy. As a result, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history at the current scale, scope, and complexity of our business or operated in a more predictable or stable market.
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
Our results of operations have varied significantly from period to period in the past, and we expect that our results of operations will continue to vary significantly in the future such that period-to-period comparisons may not be meaningful. Accordingly, our results of operations in any one quarter should not be relied upon as indicative of our future performance. Our results of operations may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
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
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. In addition, our results may fluctuate based on the relative volume of flights and hotel stays booked on our platform, as we tend to collect higher commissions on hotel reservations than air travel.
Finally, we expect to incur significant additional expenses due to the increased costs of operating as a public company. If our results of operations fall below the expectations of investors and securities analysts who cover our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits, and our business, financial condition, results of operations, and prospects could be adversely affected.
Future acquisitions, strategic investments, partnerships, collaborations, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, results of operations, and prospects.
As part of our business strategy, we have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in April 2021, we acquired R&M, a global travel management provider headquartered in the United Kingdom; in February 2022, we acquired Comtravo, a modern travel solution in Germany, Austria, and Switzerland and Resia, a travel agency covering Northern Europe; and in May 2023, we acquired Tripeur, an India-based travel management company. However, there can be no assurance we will be able to successfully identify desirable acquisition candidates in the future, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our customers or investors.
We have encountered and may in the future encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of our acquired companies, assets, and businesses, particularly if key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in management, product offerings, or otherwise. We may also have difficulty establishing our company values with personnel of acquired companies, which may negatively impact our culture and work environment. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We have also experienced and may in the future experience difficulties and delays in integrating acquired companies and their systems into our controls environment, which may harm our ability to comply with reporting requirements, impact our understanding of certain details of our business and our ability to plan and forecast, or subject us to regulatory scrutiny. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, and increasing our expenses, any of which could adversely affect our business, financial condition, results of operations, and prospects.
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
A significant amount of our revenue is derived from customers from outside the United States, and we plan to continue expanding our operations internationally in the future. Revenue generated from customers outside of the United States was $266.4 million, or 38% of our revenue, $221.0 million, or 41% and $184.8 million or 46% of our revenue, for the years ended January 31, 2026, 2025 and 2024, respectively. Outside of the United States, we currently have direct and indirect subsidiaries in many countries, including the United Kingdom, France, Israel, Singapore, India, the United Arab Emirates, and Australia, and we have employees in more than 15 countries. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, there are significant costs and risks inherent in conducting business in international markets, including:
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
We have incorporated AI-based solutions into our offerings, including through our Navan Cognition framework that powers Navan Edge, Ava and our other virtual agents. As with many innovations, AI presents risks, challenges, and unintended consequences that could impact our ability to successfully incorporate the use of AI in our business. For example, our algorithms may be flawed and not achieve sufficient levels of accuracy or contain biased information. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed, resulting in a hallucination. Algorithms are also subject to privacy and data security laws, as well as increasing regulation and scrutiny. In addition, our competitors or other third parties may incorporate AI solutions into their products more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications. For example, competitors leveraging AI or other automation may drive increasing efficiency in their support costs while offering faster, more personalized service than us. We have made significant investments in our AI technology, including in our Navan Cognition framework that powers our agentic product offerings that are critical tools in the efficient scaling of our platform. Our ability to deploy AI, or the ability of our competitors to do so better, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies. We may need to modify and enhance our platform and offerings to adapt to changes and innovation in these technologies as well as to demonstrate increasing benefits and efficiencies of our platform to customers and their employees, who are expected to demand continued innovation in the features and functionalities of our platform and offerings. This development effort will require significant engineering, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, which could adversely affect our business, financial condition, results of operations, and prospects.
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
Our ability to attract new customers and increase revenue from existing customers depends in large part upon the successful development, introduction, and customer acceptance of new offerings, services, features, integrations, capabilities, and versions of our existing offerings. Unexpected delays in releasing new or enhanced offerings, or errors following their release, could result in loss of sales, delay in market acceptance of our platform, or customer claims against us, any of which could harm our business. The success of any new product, service, feature, integration, capability, or version depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, proper marketing of the offering, and market acceptance. For example, our Bleisure and Navan Edge offerings are nascent, and there can be no assurance that either will reach the level of customer adoption that they were designed to achieve. We may not be able to develop new offerings successfully or to introduce and gain market acceptance of new offerings in a timely manner, or at all. If we are unable to expand our offerings in a manner that increases retention of existing customers and attracts new customers, or successfully drives adoption by our Travel Management customers of our Expense Management and corporate card offerings, our business, financial condition, results of operations, and prospects could be adversely affected.
Our business is affected by seasonality.
Our business has historically been influenced by seasonality, primarily related to seasonal travel trends of business travelers, as our users typically travel less during holiday periods, though this effect varies regionally. As a result, our travel revenue has historically been stronger in the third fiscal quarter. Additionally, a portion of the revenue from our Expense Management offerings is driven by the volume of corporate card spending processed by our Expense Management platform, which tends to decrease during periods of decreased business travel. In addition, demand for travel generally fluctuates based on a number of factors, including periods of perceived or actual adverse economic conditions and times of political or economic uncertainty. As a result of fluctuations caused by these and other factors, comparisons of our results of operations across different fiscal quarters may not be accurate indicators of our future performance. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced offerings, including the costs associated with such introductions.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to maintain and expand our base of customers may be impaired, and our business and results of operations will be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the Navan brand is critical to expanding our customer base and establishing and maintaining relationships with suppliers and other partners. Successful promotion and protection of our brand will depend largely on the effectiveness of our marketing efforts, our ability to ensure that our platform remains high-quality, reliable, useful and competitively priced, the quality and perceived value of our platform, our ability to successfully differentiate our platform and features from those of our competitors, and the ability of our customers to achieve successful results by using our platform and features. Maintaining and enhancing our brand may require us to make substantial investments not just in our Travel Management offerings but also in newer offerings, such as Bleisure and Navan Edge, and to make substantial investments in new non-U.S. markets, which may not be successful. Marketing campaigns are also critical to the success of our product-led growth sales strategy. Substantial advertising expenditures may be required to maintain and enhance our brand, which may not prove successful. Advertising and other brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. In addition, existing and future brand-marketing campaigns and customer awareness strategies may have lengthy return on investment time horizons. We also have limited experience conducting broad marketing campaigns, such as global integrated marketing campaigns, and other marketing initiatives. As a result, we may not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, which could also negatively impact our ability to effectively allocate sales and marketing funds and resources to the sales strategy that generates the greatest return on our investment. There could also be a negative reaction to certain advertising campaigns and values-based activity and communications.
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
Our success and future growth depend upon the continued services of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, human resources, or technology personnel, could disrupt our operations and have a negative impact on our ability to grow our business. In particular, Ariel Cohen, our co-founder and Chief Executive Officer, is critical to our overall management, as well as the continued development of our platform, offerings, culture, and strategic direction. Additionally, certain key members of our management team are based in, or spend considerable time in, Israel, including at our office in Tel Aviv, and the escalating military conflict in the Middle East may impact their safety and availability, potentially disrupting our operations and business continuity.
From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. In addition, we may face challenges retaining senior management and key employees of companies we have acquired, especially as we work to fully integrate those companies into the Navan platform. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested equity awards that may cease to be effective as a retention incentive now that we are a public company and such awards are publicly tradable. The loss of our founders, one or more of our senior management, key members of senior management of acquired companies, or other key employees could harm our business, and we may not be able to find adequate replacements. To retain our senior management and key employees, we may also decide to provide them with certain compensation types and structures that may be perceived negatively by certain stakeholders or advisory groups or result in stockholder complaints or disputes, which could negatively impact our reputation, stock price, and business. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.
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
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, continues to experience significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed. Inflationary pressures, or stress over economic or geopolitical events such as those the global market is currently experiencing, may also result in employee attrition. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected, which could adversely affect our business, financial condition, results of operations, and prospects.
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
We and our customers and travelers store personal, business, financial, and other sensitive information on our platform. In addition, we receive, store, and otherwise process personal and business information and other data, including sensitive, proprietary, or confidential information from and about actual and prospective customers and travelers, in addition to our employees and service providers. Our handling of such information is subject to a variety of evolving privacy and security laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission and various state, local, and foreign governments. New or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal information. Moreover, we publish privacy and security policies, representations, certifications, standards, publications, contracts, and other obligations to third parties related to privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (such as China, Russia, and Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
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
In addition, major technology platforms on which we rely, privacy advocates, and industry groups have regularly proposed, and may propose in the future, platform requirements or self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may lose access to technology platforms on which we rely and face substantial regulatory enforcement, liability, and fines. Our business is heavily reliant on revenue from behavioral, interest-based, or tailored advertising, which we refer to collectively as targeted advertising, but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the United Kingdom, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. The ePrivacy Regulation and national implementing laws are anticipated to replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. As a result, we may be required to change the way we market our offerings, and any of these developments or changes could significantly impair our ability to reach new or existing customers or otherwise negatively affect our operations.
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
Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
We currently use AI, including Gen AI and ML, in our platform framework and our offerings, as well as new agentic AI and Gen AI developments, including in our Navan Cognition framework and product interface enhancements such as Navan Edge. The rapid evolution of AI, including Gen AI and ML, technologies will continue to require the application of significant resources to adopt, develop, test, integrate, and maintain the technologies included in our platform framework and our offerings in order to remain competitive, implement these technologies responsibly, and minimize unintended or harmful impacts. There are significant risks involved in adopting, developing, maintaining, and deploying these technologies, and there can be no assurance that the usage of such technologies will enhance our offerings or services or be beneficial to our business, including our efficiency or profitability. In particular, AI, including Gen AI and ML, technologies may be incorrectly designed or implemented; may be trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data or on data to which we or third parties do not have sufficient rights; may produce results that are inaccurate or incomplete or may take unintended actions from user queries and inputs, even with no hallucinations; and/or may be adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, third-party litigation or regulatory action, or material performance issues. Any of the above could negatively impact the performance of our offerings and business, as well as our reputation, and we could be subject to civil claims or incur liability and costs resulting from the actual or perceived violation of laws or contracts to which we are a party.
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
The regulatory and intellectual property frameworks governing the use and protection of AI, including Gen AI and ML, technologies and of its outputs are rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer and protect offerings that we develop which leverage AI, including Gen AI and ML, technologies. Many federal, state, and foreign government bodies and agencies have introduced or proposed additional laws and regulations, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. We may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws.
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
Existing laws and regulations may also be interpreted in ways that would affect the operation of and availability of IP protection for our AI, including Gen AI and ML, technologies, as well as the outputs from our use of such technologies. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. As a result, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) and may not always be able to anticipate how to respond to these laws or regulations. Already, certain existing legal regimes (such as those relating to data privacy) regulate certain aspects of AI, including Gen AI and ML, technologies, and new laws regulating AI, including Gen AI and ML, technologies are expected to continue to be proposed and enacted in the United States and globally.
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
Any sensitive information (including confidential, competitive, proprietary, or personal data) that we or our customers and their users input into a third-party Gen AI, including Gen AI or ML, platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI, including Gen AI or ML, model. Additionally, where an AI model, including Gen AI or ML, ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.
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

Current and future litigation against us could be costly and time-consuming to defend.
In addition to intellectual property litigation, we have in the past and may in the future become subject to legal proceedings and claims or regulatory inquiries or proceedings that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of customer data. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. For example, on February 23, 2026, a putative securities class action complaint was filed against us and our directors and certain of our current and former executive officers in the U.S. District Court for the Northern District of California alleging violation of the Securities Act. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our Class A common stock. Litigation might result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects.
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
In addition, the tax regimes we are subject to or operate under are unsettled and may be subject to significant change, which may become increasingly challenging as we expand our operations globally. Changes in tax laws, issuance of new tax rulings, or changes in interpretations of existing laws could cause us to be subject to additional income-based and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes, which could adversely affect our results of operations and financial condition. In particular, in 2025 the U.S. government enacted legislation commonly referred to as the One Big Beautiful Bill Act which, along with other recent U.S. federal tax reform legislation, has resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes or surtaxes on certain types of income, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. In 2022, the Inflation Reduction Act was signed into law in the United States, which enacted, among other changes, a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. The issuance of additional regulatory or accounting guidance related to these and any future changes in tax law could significantly affect our tax obligations and effective tax rate in the period issued.
In addition, our tax obligations and effective tax rate in the countries where we do business could increase as a result of international tax developments, including the implementation of certain initiatives led by the Organization for Economic Cooperation and Development (the “OECD”) and the European Commission. For example, the OECD has been leading multilateral efforts on proposals, commonly referred to as “BEPS 2.0”, which include, among other measures, the imposition of a minimum effective corporate tax rate (referred to as “Pillar Two”). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules (with further provisions expected to be enacted in the future). Based on our understanding of the applicable minimum revenue thresholds, we currently expect that we do not fall within the scope of the Pillar Two rules. However, if we become subject to the Pillar Two rules in the future, it could increase our overall tax obligations and result in additional compliance costs. We are monitoring developments and evaluating the potential impact of the Pillar Two rules and assessing our eligibility for applicable transitional and safe harbor provisions (including the additional safe harbor published by the OECD on January 5, 2026 as part of its proposed “side-by-side” arrangement, which applies to multinational groups headquartered in certain qualifying jurisdictions, which includes the United States).
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
As of January 31, 2026, we had net operating loss (“NOL”) carryforwards of approximately $841.5 million, $702.2 million and $19.8 million for federal, state, and foreign tax purposes, respectively, that are available to reduce future taxable income. Under current U.S. federal income tax law, our NOLs generated in tax years beginning before January 1, 2018 will begin expiring in 2036, and our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but utilization of such post-2017 NOLs that are carried forward to taxable years beginning after December 31, 2020 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. Our state NOL carryforwards will begin to expire in 2027. Our foreign NOLs will carryforward indefinitely. As of January 31, 2026, we had available research and development tax credit carryforwards of approximately $17.0 million and $13.2 million for federal and state tax purposes, respectively. If not utilized, our federal tax credits will expire at various dates beginning in 2036. Our state tax credits do not expire and will carry forward indefinitely. Also, for state income tax purposes, the extent to which states will conform to the U.S. federal income tax laws is uncertain and there may be periods during which the use of NOL or tax credit carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California has enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027. Any such limitations could harm our business, results of operations, financial condition or prospects.
In addition, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater-than-50-percentage-point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. We have identified certain ownership changes since our inception but do not believe that these changes will significantly impact our ability to use our NOL or tax credit carryforwards. We may have experienced additional ownership changes that have not yet been identified that could result in the expiration of our NOL or tax credit carryforwards before utilization.
In addition, we may experience ownership changes as a result of future stock offerings or other changes in the ownership of our stock. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOL or tax credit carryforwards of companies that we acquire may be subject to limitations. For these reasons, we may not be able to utilize a significant portion of our NOL or tax credit carryforwards, even if we were to achieve profitability. In addition, any future changes in tax laws could impact our ability to utilize NOL or tax credit carryforwards in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.

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
We have previously identified a material weakness in our internal control over financial reporting, which resulted from a lack of established internal controls and procedures and an insufficient number of accounting and finance personnel possessing the necessary GAAP technical expertise at our R&M subsidiary, resulting in a series of adjustments, including controls and procedures:
•to ensure journal entries are properly reviewed and approved; and
•to ensure compliance with GAAP, specifically as it relates to accounting for revenue.
After the material weakness was identified, we implemented a remediation plan that included new controls and processes, hiring additional accounting and finance personnel with an appropriate level of expertise, and improved group level oversight over and review of significant and complex transactions. We completed our remediation efforts, including the testing of the operating effectiveness of the controls, and we have concluded that the material weakness has been remediated as of the end of fiscal 2025. However, we recognize that maintaining effective internal control over financial reporting will continue to require significant attention from management and expense, and we cannot assure that we will not identify material weaknesses in the future.
Section 404 of the Sarbanes-Oxley Act requires that we include a report of management on our internal control over financial reporting in our annual report on Form 10-K beginning with our second annual report.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.

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

We have multiple debt arrangements that are significant to our business, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Liquidity and Capital Resources―Debt Obligations.” Our ability to make payments of the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
We have funded our operations since inception primarily through equity and debt financings as well as cash generated from operations. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we were to incur additional debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any new debt could further restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our Class A common stock.
The trading prices for technology companies have been and may continue to be highly volatile, including due to evolving artificial intelligence technologies, interest rate fluctuations, inflation, and the uncertain macroeconomic and geopolitical environment, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect the value of our Class A common stock as well as our business, financial condition, results of operations, and prospects. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.
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
•investor sentiment regarding AI-related business models, our competitors, and our industry in general;
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted. For example, on February 23, 2026, a putative securities class action complaint was filed against us and our directors and certain of our current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges the Defendants violated the Securities Act by making materially false and misleading statements about our sales and marketing expenses in our IPO offering documents. Motions for the lead plaintiff are due April 24, 2026. This suit, or additional potential litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could adversely affect our business, financial condition, results of operations, and prospects.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. For example, the significant number of shares underlying outstanding equity awards and shares reserved for future issuance under our 2025 Equity Incentive Plan (the “2025 Plan”) could result in substantial dilution if such awards are exercised or vested, which may adversely affect the market price of our Class A common stock. As of January 31, 2026, there were 48.6 million shares of Class A common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares are freely salable in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of January 31, 2026, there were approximately 37.8 million shares of common stock reserved and available for future issuance under the 2025 Plan which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.
As of March 30, 2026, the holders of 115,302,421 shares of our capital stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders.
We may also issue our shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. If we are unable to effectively manage the risks relating to the price of our Class A common stock, our business, financial condition, results of operations, and prospects could be adversely affected.
The dual class structure of our common stock has the effect of concentrating voting power with Ariel Cohen and Ilan Twig, our co-founders, which will limit other stockholders’ ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 30 votes per share, and our Class A common stock, which is the stock we are have listed for trading on Nasdaq, has one vote per share. Our co-founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Ariel Cohen, our co-founder, Chief Executive Officer, and a member of our board of directors, currently holds, together with his affiliates, approximately 27% of the voting power of our outstanding capital stock; and Ilan Twig, our co-founder, Chief Technology Officer, and a member of our board of directors, currently holder, together with his affiliates, approximately 48% of the voting power of our outstanding capital stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our co-founders pursuant to their equity exchange rights. Therefore, our co-founders, individually or together, are able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Additionally, upon (i) the date that Mr. Twig is no longer providing services to us as an officer, employee, or director, or (ii) the date of the death or disability of Mr. Twig, a voting proxy will automatically be granted to Mr. Cohen over all of the shares of Class B common stock held by Mr. Twig and his related entities and permitted transferees, such that Mr. Cohen will have exclusive voting control over such shares, and such shares will remain as Class B common stock. Our co-founders, individually or together, may have interests that differ from those of our other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to other stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
We are, and could in the future be, subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, on February 23, 2026, a putative securities class action complaint was filed against us, our directors and certain of our current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges the Defendants violated the Securities Act by making materially false and misleading statements about our sales and marketing expenses in our IPO offering documents. Motions for the lead plaintiff are due April 24, 2026. This suit, or similar litigation, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects.
Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance as a result of becoming a public company may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
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
ITEM 1C. CYBERSECURITY.
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature, including information related to our customers (“Information Systems and Data”).
We have a cross-functional team led by our Chief Information Security Officer (CISO) and comprised of members of our Security, Legal, Engineering, and Governance, Risk, and Compliance (GRC) departments to help identify, assess and manage the Company’s cybersecurity threats and risks. This team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example by using manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of our environment, evaluating our and our industry’s risk profile and threats reported to us, conducting internal and external audits, conducting threat assessments and vulnerability assessments, referencing third party intelligence feeds, and conducting tabletop and other testing exercises.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. For example, we have an incident response policy and incident response and detection capabilities, a vulnerability management policy, business continuity and disaster recovery plans, a vendor risk management program, and we maintain cyber insurance. We also conduct risk assessments, encrypt data at rest and in transit, implement network security controls, segregate data based on sensitivity, implement access controls, physical security controls, asset management and tracking, employee training, penetration testing, and use endpoint detection and response tools and data loss prevention tools.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program through our GRC department and is reviewed as part of our risk committee meetings comprised of key senior management; (2) our CISO works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our CISO evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example automated cloud security scanning, threat intelligence providers, software providers, penetration testing firms, code security scanning, and dark web monitoring services.
We use third-party service providers to perform a variety of functions throughout our business, application providers, hosting companies, supply chain resources, payment providers, and travel and hospitality providers. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessments for vendors, security questionnaires, a review of a vendor’s written information security program and associated audit and compliance documentation, audits of the vendor if needed, vulnerability scans of the vendor in certain circumstances, and in certain cases, security assessment calls with the vendor. We also impose certain contractual obligations related to cybersecurity on certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see the section titled “Risk Factors,” including “Risk Factors—Risks Related to Privacy, Cybersecurity, and Intellectual Property—We, our suppliers, our other partners, our customers, and others who use our services obtain and process a large amount of sensitive data. If our information technology systems or data, or those of the third parties upon with whom we work, including our suppliers, our other partners, or customers, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.”
Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are designed, implemented and maintained by certain Company management, specifically our CISO, who has 25 years of technical, senior engineering and product management experience and was previously the Executive Vice President of Security at Salesforce and CISO at Tesla and Vimeo, and our Director of Governance, Risk and Compliance, who has two decades of experience in GRC programs and relevant cybersecurity certifications.
Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CISO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our Director of GRC is responsible for leading security compliance, risk management, and third party governance and trust functions across our enterprise.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CISO, CEO, COO, and other executive staff members. The CISO, CEO, COO, and other executive staff members work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee receives periodic reports from our CISO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation. The chair of our audit committee has extensive experience serving as an executive officer and director of public and private technology companies providing oversight of cybersecurity risk.
ITEM 2. PROPERTIES.
Our corporate headquarters are located in Palo Alto, California, where we lease approximately 31,500 square feet of office space pursuant to a lease that will expire in 2032. In addition, we lease office space in the United States in San Francisco, California; Coppell and Austin, Texas; New York City, New York; Boston, Massachusetts; and internationally, including in London, Paris, Berlin, Lisbon, United Arab Emirates, Israel, India and Australia, which we use for operations, sales, and engineering, as applicable.
We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3. LEGAL PROCEEDINGS.
The information required to be set forth under this Item 3 is incorporated by reference to Note 13 —Commitments and Contingencies — Litigation in the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED TO STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “NAVN” since October 30, 2025. Prior to that date, there was no public trading market for our Class A stock. Our Class B common stock is neither listed nor publicly traded.
Holders of Record
As of March 30, 2026 there were 136 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes an indeterminate number of stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of March 30, 2026 there were 10 holders of record of our Class B common stock.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Recent Sales of Unregistered Equity Securities
From February 1, 2025 to October 30, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-291159), we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 2.9 million shares of our common stock upon the exercise of stock options under our 2015 Equity Incentive Plan (the “2015 Plan”), at exercise prices ranging from $0.03 to $20.73 per share, for an aggregate purchase price of $23.7 million, and we issued an aggregate of 0.9 million shares of our Class A common stock upon the settlement of RSUs under our 2015 Plan.
From February 1, 2025 to October 30, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-291159), we granted to our directors, officers, employees, consultants and other service providers an aggregate of 2.9 million shares of our Class A common stock to be issued upon the exercise of stock options and 5.5 million RSUs to be settled in shares of our Class A common stock under our 2015 Plan. During the same period, we also granted to our directors, officers, employees, consultants and other service providers an aggregate of 0.7 million shares of our Class A common stock to be issued upon the exercise of stock options under our 2025 Equity Incentive Plan.
In February and April 2025, we entered into simple agreements for future equity (“SAFEs”) with multiple investors in exchange for cash proceeds of $155.0 million. The SAFEs had an interest rate of 12% per annum. We issued common stock warrants to investors together with the SAFEs. The number of shares issuable upon exercise of the common stock warrants was determined based on a fixed percentage of the fully diluted capitalization prior to the earliest to occur of (i) a deemed liquidation event, (ii) a liquidity event, and (iii) the date of exercise. On October 31, 2025 in connection with the completion of the IPO, pursuant to their terms, the SAFEs automatically converted into 7,851,008 shares of our Class A common stock at a 15% discount to the IPO price per share. Also on October 31, 2025 in connection with the completion of the IPO, the SAFE warrants were exercised for 1,216,187 shares of Class A common stock at an exercise price of $0.03 per share.

On October 31, 2025 in connection with the completion of the IPO, previously issued convertible notes of $125.0 million in aggregate principal amount together with accrued interest, for a total of $208.5 million, automatically converted pursuant to their terms into 12,827,963 shares of Class A common stock at a 35% discount to the IPO price per share.
On October 31, 2025 in connection with the completion of the IPO, we issued 486,005 shares of Class A common stock to VCP Capital Markets, LLC upon the net exercise of warrants for an exercise price of $0.03 per share. We issued the warrants in February 2025 in connection with the Vista Facility (as defined within Note 8 — Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
In November 2025, we issued 40,160 shares of Class A common stock to Comerica Ventures Incorporated upon the exercise of its outstanding warrants for an exercise price of $1.87 per share. The warrants were initially issued on Series B redeemable convertible preferred stock, and were automatically converted to Class A common stock upon the closing of the IPO on October 31, 2025.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
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
We received net proceeds of $713.3 million net of underwriting discounts, and before deducting offering costs of $9.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We used $133.7 million of proceeds from our IPO to extinguish the Vista Facility and $17.7 million of proceeds to satisfy a portion of our tax withholding and remittance obligations related to the vesting and settlement of certain RSUs that we had granted, which included an aggregate of $4.3 million of such proceeds used for the withholding from delivery of shares of our Class A common stock to satisfy the tax withholding obligations of certain of our directors and officers upon the vesting and/or settlement of certain RSUs held by them. The remaining proceeds will be used for working capital and other general corporate purposes, which may include product and platform development, general and administrative matters, and capital expenditures. We may also use a portion of these remaining net proceeds for the acquisition of, or investment in, technologies, solutions, or businesses that complement our business. There has been no material change in the expected use of the net proceeds from our IPO as described in the prospectus included in the IPO Registration Statement.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Navan, Inc. under the Securities Act.
The graph below compares the cumulative three-month total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500”), the S&P 500 Information Technology Index (“S&P 500 IT”) and the Nasdaq Composite Index (“NASDAQ”). The graph tracks the performance of a $100 investment in our Class A common stock and in each index from October 30, 2025 (the date our Class A common stock commenced trading on Nasdaq) to January 31,

2026. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return

Issuer Purchases of Equity Securities
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements,” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus for our initial public offering (“IPO”), dated October 29, 2025, filed with the Securities and Exchange Commission on October 31, 2025, which is incorporated herein by reference.
Overview
Navan is a global AI-powered business travel and expense platform that makes travel easy for frequent travelers. Since our inception, we have leveraged technology to reimagine business travel. We built a comprehensive platform that serves as the foundation for further disruption. We deliver personalized experiences for users, efficiency and control for customers, and direct market access for suppliers — all powered by our proprietary AI framework, Navan Cognition.
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
•Suppliers: Our suppliers include airlines, hotels, rental car companies, rail carriers, providers of global distribution systems (“GDS”), and travel inventory providers. We earn revenue from our suppliers in the form of commissions based on the dollar volume of bookings made by users on our platform and a commission rate for each supplier.
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

	Year Ended January 31,			2025 to 2026	2024 to 2025
	2026	2025	2024	% Growth	% Growth

	(dollars in billions)
Gross booking volume (GBV)	$9.1	$6.6	5.0	38%	32%
Payment volume	$4.1	$3.7	2.7	13%	35%
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
Expanding Within our Existing Customer Base
We expect to continue investing in our Customer Success teams within our sales and marketing function to drive more revenue from our existing customers. We typically land our customers with our Travel platform. As we help our customers realize the benefits of our platform, we expect them to adopt and engage with additional offerings, including Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure. This added value for customers also benefits our own financial performance.
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
Expand Organically and Inorganically
We have a highly successful track record of organic and inorganic investments and may consider additional strategic acquisition opportunities. We have previously executed and integrated multiple acquisitions, including Reed & Mackay (“R&M”), expanding our geographic footprint and strengthening our offering capabilities across core markets. Historically, inorganic growth efforts have focused on expanding international presence, deepening supply relationships, and extending our presence in key regions. These acquisitions have accelerated our growth, enhanced localization, and enabled the company to serve a broader spectrum of enterprise customers with differentiated offerings tailored to regional travel and compliance needs. We may continue to make strategic acquisitions and other investments that allow us to further strengthen our platform, accelerate growth, and improve our offerings to best serve our diverse customer base.

Reed & Mackay Customer Transition
In 2021, we acquired R&M, a UK-based travel management company to expand our international presence and global service offerings to meet the needs of customers requiring a white-glove travel management service model. In January 2026, we announced that we will begin unifying our services under the Navan brand, which involves transitioning existing customers of our R&M service model to the Navan technology platform and, effective immediately, retiring the R&M brand for the purposes of new sales opportunities and conducting all new travel sales under a single unified Navan brand. During and subsequent to the transition, customers will continue to receive the same premium level of service they value today.
While overall customer retention has been and continues to be strong, uncertainty exists as it relates to the degree to which the transition to the Navan technology platform will impact our relationships with existing customers of the R&M service model. For more information, see the section titled “Risk Factors—Risks Related to Our Business and Industry—We may not be successful in our efforts to retain and increase revenue from our customers, including by promoting and expanding adoption and usage of our offerings, which could adversely impact our business, financial condition, and results of operations.”
As a result of the retirement of the R&M brand, we have reassessed the remaining useful life of the R&M trade name intangible asset recognized upon acquisition and fully recognized the remaining $36.2 million of amortization expense related to this asset in January 2026. Please refer to Note 7 ― Goodwill and Other Intangible Assets in the notes to the consolidated financial statements included elsewhere in this report for further information.
Seasonality and Travel Demand
We generally experience seasonality in our revenue, primarily related to seasonal travel trends of business travelers. As revenue is driven by travel volume, our revenue has historically been strongest in the third fiscal quarter. Payments revenue is driven by the volume of corporate card spending, primarily through travel bookings. When frequent travelers are travelling less, this component of revenue may be less than at other times of the year.
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
During the year ended January 31, 2026, we recognized a one-time cumulative charge of $81.8 million of stock-based compensation expense across our cost of revenue and operating expenses associated with the satisfaction of the performance-based vesting condition for outstanding RSUs for which the service-based vesting conditions were fully or partially satisfied upon the IPO.
Interest Expense
Interest expense primarily relates to interest expense on our borrowings, including amortization of debt discount and issuance costs related to our outstanding debt.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income earned on cash, cash equivalents and short-term investments, including the amortization of premiums and accretion of discounts related to our marketable debt securities, net realized gains and losses on sales of investments, foreign exchange gains and losses, and other non-operating gains and losses.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of losses incurred on the extinguishment of debt instruments.
Gain (Loss) on Fair Value Adjustments
Gain (loss) on fair value adjustments primarily consists of gains and losses as a result of recording our SAFEs, embedded derivative and warrant liabilities at fair value at the end of each reporting period.
Income Tax Expense
Income tax expense primarily consists of income taxes in certain federal, state, and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. federal, certain states, and certain foreign deferred tax assets, as we have concluded that it is not more likely than not that these deferred tax assets will be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2026	2025	2024

	(In thousands)
Revenue	$702,265	$536,837	$402,256
Cost of revenue	201,794	169,815	162,622
Gross profit	500,471	367,022	239,634
Operating expenses
Research and development	151,237	122,386	132,442
Sales and marketing	342,667	218,722	220,511
General and administrative	203,444	133,552	133,023
Total operating expenses	697,348	474,660	485,976
Loss from operations	(196,877)	(107,638)	(246,342)
Interest expense	(51,299)	(75,997)	(63,281)
Other income (expense), net	17,273	(73)	10,093
Loss on extinguishment of debt	(117,978)	—	—
Gain (loss) on fair value adjustments	(47,041)	12,200	(26,594)
Loss before income tax expense	(395,922)	(171,508)	(326,124)
Income tax expense	2,108	9,570	5,428
Net loss	$(398,030)	$(181,078)	$(331,552)
Stock-based compensation is included in the following components of expenses within the consolidated statements of operations:

	Year Ended January 31,
	2026	2025	2024

	(In thousands)
Cost of revenue	$9,980	$4,577	$4,751
Research and development	49,142	30,408	27,039
Sales and marketing	46,080	17,077	15,872
General and administrative	76,887	24,919	28,189
Total stock-based compensation expense	$182,089	$76,981	$75,851

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended January 31,
	2026	2025	2024

	(as a percent of revenue)(1)
Revenue	100%	100%	100%
Cost of revenue	29	32	40
Gross profit	71	68	60
Operating expenses
Research and development	22	23	33
Sales and marketing	49	41	55
General and administrative	29	25	33
Total operating expense	99	89	121
Loss from operations	(28)	(21)	(61)
Interest expense	(7)	(14)	(16)
Other income (expense), net	2	—	3
Loss on extinguishment of debt	(17)	—	—
Gain (loss) on fair value adjustments	(7)	2	(7)
Loss before income tax expense	(56)	(33)	(81)
Income tax expense	—	2	1
Net loss	(57)%	(35)%	(82)%
________________
(1)Totals of percent of revenue may not foot due to rounding.
Comparison of Fiscal 2026 and 2025
Revenue

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
Usage-based revenue	$640,396	$490,356	$150,040	31%
Subscription revenue	$61,869	$46,481	$15,388	33%
Total revenue	$702,265	$536,837	$165,428	31%
Total revenue for the year ended January 31, 2026 increased $165.4 million, or 31%, compared to the year ended January 31, 2025. This increase was primarily due to (i) an increase in usage-based revenue driven by a 38% increase in GBV and a 13% increase in payment volume as we increased our customer base and expanded engagement with our platform and offerings by existing customers, and (ii) an increase in subscription revenue primarily driven by increased adoption of our Expense Management offering by new and existing customers on our platform.
The impact of foreign currency translation on the change in revenue for the year ended January 31, 2025 to the year ended January 31, 2026 was not material.

Cost of Revenue and Gross Profit

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
Cost of revenue	$201,794	$169,815	$31,979	19%
Gross profit	$500,471	$367,022	$133,449	36%
Gross margin	71%	68%
Cost of revenue for the year ended January 31, 2026 increased by $32.0 million, or 19%, compared to the year ended January 31, 2025. This increase was primarily due to an increase in salaries and related benefits of $21.8 million, primarily driven by $5.3 million of stock-based compensation expense recognized in connection with our IPO and an increase in headcount. Additional drivers of the period over period increase include (i) an increase in cloud hosting, support, processing and ticketing fees of $4.8 million, and (ii) an increase in facilities and IT-related costs of $2.5 million. The increase in gross profit and gross margin is primarily due to an increase in revenue on a relatively fixed cost base supported by our delivery of AI-powered customer support.
Operating Expenses
Research and Development Expense

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
Research and development	$151,237	$122,386	$28,851	24%
Research and development expense for the year ended January 31, 2026 increased by $28.9 million, or 24%, compared to the year ended January 31, 2025. The increase was primarily due to an increase of $24.8 million in salaries and related benefits, primarily driven by $18.2 million of stock-based compensation expense recognized in connection with our IPO and an increase in headcount. Additional drivers of the period over period increase include (i) an increase in facilities and IT-related costs of $2.0 million, and (ii) an increase in other corporate costs of $1.0 million.
Sales and Marketing Expense

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
Sales and marketing	$342,667	$218,722	$123,945	57%
Sales and marketing expense for the year ended January 31, 2026 increased by $123.9 million, or 57%, compared to the year ended January 31, 2025. This increase was primarily due to an increase of $52.1 million in salaries and related benefits, primarily driven by $23.9 million of stock-based compensation expense recognized in connection with our IPO and an increase in headcount as we continue to expand our sales and marketing organization to grow our customer base. Additional drivers of the period over period increase include (i) $36.2 million of accelerated amortization expense recognized during the year ended January 31, 2026 in connection with the announced retirement of the R&M brand, (ii) an increase in advertising and marketing expense of $15.2 million, (iii) an increase in sales commissions expense of $12.0 million, (iv) an increase in other corporate costs of $4.2 million, and (v) an increase in facilities and IT-related costs of $2.6 million.

General and Administrative Expense

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
General and administrative	$203,444	$133,552	$69,892	52%
General and administrative expense for the year ended January 31, 2026 increased by $69.9 million, or 52%, compared to the year ended January 31, 2025. This increase was primarily due to an increase in salaries and related benefits of $59.8 million, primarily driven by $34.4 million of stock-based compensation expense recognized in connection with our IPO and an increase in headcount. Additional drivers of the period over period increase include (i) $6.7 million of severance and executive transition costs recognized during the year ended January 31, 2026 in connection with the departure of our CFO, and (ii) $1.2 million of restructuring costs related to workforce reductions recognized during the year ended January 31, 2026 in connection with the announced transition of R&M customers to the Navan platform.
Interest Expense

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
Interest expense	$(51,299)	$(75,997)	$24,698	(32)%
Interest expense for the year ended January 31, 2026 decreased $24.7 million, or 32%, compared to the year ended January 31, 2025, primarily due to the settlement of the 2022 Promissory Note in February 2025 (see Note 8 ―Debt in the notes to the consolidated financial statements included elsewhere in this report), the conversion of the convertible notes (as described below under “―Liquidity and Capital Resources―Debt Obligations Extinguished in Connection with the IPO―Convertible Notes”), and lower borrowing levels under the Warehouse Credit Facility (as defined below under ―Liquidity and Capital Resources―Debt Obligations―Warehouse Credit Facility”), partially offset by interest expense associated with the Vista Facility (as defined below under “―Liquidity and Capital Resources―Debt Obligations Extinguished in Connection with the IPO―Vista Facility”) and the ABL facility (as defined below under “―Liquidity and Capital Resources―Debt Obligations―ABL Facility”).
Other Income (Expense)

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
Other income (expense), net	$17,273	$(73)	$17,346	NM
______________
NM - Not meaningful
Other income for the year ended January 31, 2026 increased by $17.3 million compared to the year ended January 31, 2025 primarily due to an increase in foreign currency transaction gains of $16.3 million and an increase in interest income of $3.6 million, partially offset by debt issuance costs of $2.9 million incurred in connection with the issuance of the SAFEs (as described below under “―Liquidity and Capital Resources― Debt Obligations Extinguished in Connection with the IPO―SAFEs”), which were expensed when incurred.

Loss on Extinguishment of Debt

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
Loss on extinguishment of debt	$(117,978)	$—	$(117,978)	NM
______________
NM - Not meaningful
Loss on extinguishment of debt for the year ended January 31, 2026 includes an $84.1 million loss on the conversion of the convertible notes (as described below under “―Liquidity and Capital Resources―Debt Obligations Extinguished in Connection with the IPO―Convertible Notes”), a $20.5 million loss on the settlement of the 2022 Promissory Note, and a $13.3 million loss on the settlement of the Vista Facility.
Gain (Loss) on Fair Value Adjustments

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
Gain (loss) on fair value adjustments	$(47,041)	$12,200	$(59,241)	NM
______________
NM - Not meaningful
Gain (loss) on fair value adjustments for the year ended January 31, 2026 includes a $71.7 million loss related to the SAFEs and common stock warrant liabilities, offset by a $25.2 million gain related to the change in the fair value of the embedded derivative liability related to the convertible notes (as described below under “―Liquidity and Capital Resources―Debt Obligations Extinguished in Connection with the IPO―Convertible Notes”).
Income Tax Expense

	Year Ended January 31,
	2026	2025	Change	% Change

	(dollars in thousands)
Income tax expense	$2,108	$9,570	$(7,462)	(78%)
Income tax expense for the year ended January 31, 2026 decreased by $7.5 million, or 78%, compared to the year ended January 31, 2025 primarily due to excess tax benefits related to accelerated amortization recognized in connection with the announced retirement of the R&M brand, partially offset by increases in foreign profits and nondeductible expenses.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, which include non-GAAP gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP net loss, and free cash flow, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different from similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our operating performance and should not be considered substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP.
We include these non-GAAP financial measures in this Annual Report on Form 10-K because they are important measures upon which our management assesses our operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors because they provide useful information about our financial performance, consistency and comparability with past financial performance and may assist in comparisons with other companies in our industry, some of which use similar non-GAAP financial information to supplement their GAAP results.
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
•Accelerated amortization of trade name intangible asset. During the year ended January 31, 2026, we announced the retirement of the R&M brand for the purposes of conducting new corporate travel sales. As a result, we fully accelerated the recognition of remaining amortization expense related to the R&M trade name intangible asset. We exclude this non-cash expense, consistent with amortization of other intangible assets.
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
•SAFE debt issuance costs expensed. We exclude the issuance costs incurred in connection with the SAFEs issued during the year ended January 31, 2026, as these costs are non-recurring and unrelated to our core operating performance. We believe the exclusion of this expense provides for a useful comparison of our operating results to prior periods and to our peer companies.

•Loss on extinguishment of debt. We exclude losses on the extinguishment of debt, as these losses are non-recurring and unrelated to our core operating performance. We believe the exclusion provides for a useful comparison of our operating results to prior periods and to our peer companies.
•Severance and executive transition costs. During the year ended January 31, 2026, we incurred costs associated with the departure of our CFO, which consisted of severance and retention payments, and other third party professional services. We exclude these costs because they are non-recurring in nature and are not representative of our core operations.
•Restructuring costs. During the year ended January 31, 2026, we announced the transition of R&M customers to the Navan platform. As part of the integration and evolution of the unified offering, we implemented workforce reductions and incurred employee-related expenses, including severance and other termination benefits. We may incur incremental restructuring costs in the near and long-term related to the announced unification of services under the Navan brand; however, the timing and magnitude of these costs is uncertain. We exclude these costs because they are non-recurring in nature and are not representative of our core operations.
•Non-GAAP provision for income taxes. We have adjusted the provision for income taxes to reflect the income tax effects of the non-GAAP adjustments to GAAP loss before income tax expense. Due to the full valuation allowance against U.S. federal and state deferred taxes, the primary non-GAAP adjustments relate to the income tax effects of stock-based compensation expense and amortization of intangible assets.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation-related charges, amortization of intangible assets, and restructuring costs. We define non-GAAP gross margin as non-GAAP gross profit divided by revenue.
The following table reflects the reconciliation of GAAP gross profit to non-GAAP gross profit and gross margin to non-GAAP gross margin for the periods presented:

	Year Ended January 31,
	2026	2025

	(In thousands)
GAAP gross profit	$500,471	$367,022
GAAP gross margin	71%	68%
Stock-based compensation-related charges	10,476	4,577
Amortization of intangible assets	85	256
Restructuring costs	25	—
Non-GAAP gross profit	$511,057	$371,855
Non-GAAP gross margin	73%	69%
Non-GAAP Income (Loss) from Operations
We define non-GAAP income (loss) from operations as GAAP loss from operations, excluding stock-based compensation-related charges, amortization of intangible assets, accelerated amortization of trade name intangible asset, severance and executive transition costs, and restructuring costs.

The following table reflects the reconciliation of GAAP loss from operations to non-GAAP income (loss) from operations for the periods presented:

	Year Ended January 31,
	2026	2025

	(In thousands)
GAAP loss from operations	$(196,877)	$(107,638)
Stock-based compensation-related charges	184,653	77,379
Amortization of intangible assets	5,213	5,217
Accelerated amortization of trade name intangible asset	36,160	—
Severance and executive transition costs	6,661	—
Restructuring costs	1,471	—
Non-GAAP income (loss) from operations	$37,281	$(25,042)
Non-GAAP Net Loss
We define non-GAAP net loss as GAAP net loss, excluding stock-based compensation-related charges, amortization of intangible assets, accelerated amortization of trade name intangible asset, amortization of debt discount and debt issuance costs, loss (gain) on fair value adjustments, SAFE debt issuance costs expensed, loss on extinguishment of debt, severance and executive transition costs, and restructuring costs, and adjusted to reflect the income tax effects of the non-GAAP adjustments to GAAP loss before income tax expense.
The following table reflects the reconciliation of GAAP net loss to non-GAAP net loss for the periods presented:

	Year Ended January 31,
	2026	2025

	(In thousands)
GAAP net loss	(398,030)	$(181,078)
Stock-based compensation-related charges	184,653	77,379
Amortization of intangible assets	5,213	5,217
Accelerated amortization of trade name intangible asset	36,160	—
Amortization of debt discount and debt issuance costs	5,061	12,211
Loss (gain) on fair value adjustments	47,041	(12,200)
SAFE debt issuance costs expensed	2,913	—
Loss on extinguishment of debt	117,978	—
Severance and executive transition costs	6,661	—
Restructuring costs	1,471	—
Non-GAAP provision for income taxes	(9,449)	2,084
Non-GAAP net loss	$(328)	$(96,387)
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as GAAP net cash used in operating activities less cash used for investing activities for capitalized software development costs and purchases of property and equipment.

The following table reflects the reconciliation of GAAP operating cash flow to non-GAAP free cash flow for the periods presented:

	Year Ended January 31,
	2026	2025
	(In thousands)
Net cash provided by (used in) operating activities	$33,671	$(50,406)
Less: Capitalized software development costs	(17,990)	(15,309)
Less: Purchases of property and equipment	(917)	(994)
Free cash flow	$14,764	$(66,709)
Liquidity and Capital Resources
In October 2025, we completed our IPO and sold 30,000,000 shares of our Class A common stock at a public offering price of $25.00 per share, which resulted in net proceeds of $713.3 million after deducting underwriting discounts and before deducting offering costs. We recognized $81.8 million of stock-based compensation expense related to the satisfaction of the performance-based vesting condition for outstanding RSUs for which the service-based vesting conditions were fully or partially satisfied upon the IPO. To meet the related tax withholding requirements for the net settlement of the vested RSUs, we withheld 709,106 shares of Class A common stock. Based on an IPO price of $25.00 per share, our tax withholding obligation was $17.7 million which was paid during the year ended January 31, 2026.
Since our inception, we have financed our operations primarily through sales of equity securities and debt, as well as cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in our business, technologies, and platform, capital expenditures, and various business acquisitions. As of January 31, 2026, our principal sources of liquidity were cash and cash equivalents of $583.5 million, which were held primarily for working capital purposes, and short-term investments of $157.0 million. Cash consisted of funds deposited with banks and a portion of the balance held with our corporate card payment processing partners that is not restricted to fund transactions charged by our corporate card users. Cash equivalents consisted of money market funds and commercial paper with an original maturity of three months or less at the date of purchase. Investments consisted of U.S. government and agency securities, commercial paper, and corporate bonds. Our investments are focused on preserving capital, maintaining sufficient liquidity for operations, and maximizing returns within our risk parameters. Our investment policy sets forth authorized investment categories, credit rating minimums, and maturity requirements. We believe these policies mitigate our exposure to any risk concentrations.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $2.0 billion as of January 31, 2026. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts at least through the fiscal year ending January 31, 2027 due to investments we intend to make to support growth in our business. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash and cash equivalents and cash provided by our operations, together with amounts available for borrowing under the Warehouse Credit Facility and the ABL Facility, will be sufficient to meet our requirements and plans for cash, including supporting working capital and capital expenditure requirements for at least the next 12 months and beyond. As of January 31, 2026, we had borrowing capacity of $250.0 million under the Warehouse Credit Facility, and outstanding borrowings of $118.2 million. As of January 31, 2026, we had borrowing capacity of $100.0 million under the ABL Facility, and outstanding borrowings of $6.0 million. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, payment volume, expansion of our platform customer base, expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new offerings, and continued market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected. We fund corporate card transactions in advance of receiving payments from our customers. Our working capital may fluctuate from period to period as a result of the timing of when we fund our corporate card payment processors and when we receive payments from our customers. During peak travel periods, the impact of this may be more significant than in other periods and may require us to draw down on the Warehouse Credit Facility.
During the year ended January 31, 2026, the convertible notes and SAFEs converted into shares of our Class A common stock in connection with the IPO, and we paid $133.7 million to settle the Vista Facility.
As of January 31, 2026, our principal commitments consist of obligations under the Warehouse Credit Facility, the ABL Facility, operating leases for office space, and non-cancelable purchase commitments primarily related to cloud hosting arrangements and software subscriptions.
Debt Obligations Extinguished in Connection with IPO
Convertible Notes
In June 2020, we issued convertible notes of $125.0 million in aggregate principal amount, net of $2.9 million in debt issuance costs, with an initial maturity of June 2025 (the “convertible notes”). During the year ended January 31, 2025, the holders exercised their option to extend the term of the convertible notes by two years from June 2025 to June 2027. Prior to conversion, interest accrued on the principal amount at an initial rate of 7.5% per annum and was added to the principal as payment in kind (“PIK”) interest and compounded semi-annually. Beginning in June 2022, the stated interest rate escalated 1.0% biannually to 12.5% per annum through maturity. The interest rate remained unchanged through the extended term. The convertible notes contained certain affirmative or negative covenants applicable to the Company, including, among other things, restrictions on repurchases of stock, dividends and other distributions.
The convertible notes also contained embedded features, including conversion options that were exercisable upon the occurrence of various contingencies. The conversion options involved a discount to the conversion price ranging from 20% to 35% that increased with the passage of time. The share-settled redemption features of the convertible notes represented embedded derivatives requiring bifurcation. We recorded the initial fair value of the embedded derivative liability of $43.1 million as a discount on the convertible notes’ face amount. Refer to Note 3 — Investments and Fair Value Measurements in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional detail regarding the embedded derivative liability. The debt discount was amortized to interest expense at an effective interest rate of 13.5% through the extended maturity date. If no conversion or settlement event was triggered prior to the notes’ maturity, the convertible notes would have been redeemed at a 12.5% internal rate of return (“IRR”). The 12.5% IRR payout at maturity was incorporated into the effective interest rate calculation.
As of January 31, 2025, the convertible notes were presented within convertible notes on the consolidated balance sheets at their original issuance value plus PIK interest, net of the unamortized debt discount and issuance costs, and were not marked to fair value at each reporting period.
In connection with the IPO, the convertible notes automatically converted into 12,827,963 shares of Class A common stock at a 35% discount to the IPO price. The Company recognized a $84.1 million loss on the debt extinguishment. The loss on extinguishment of debt is recognized within the consolidated statements of operations during the year ended January 31, 2026.

SAFEs
During the year ended January 31, 2026, we entered into simple agreements for future equity (“SAFEs”) with multiple investors in exchange for cash proceeds of $155.0 million. The SAFEs had an interest rate of 12% per annum. We issued common stock warrants to investors together with the SAFEs. The number of shares issued upon exercise of the common stock warrants was determined based on a fixed percentage of the fully diluted capitalization prior to the earliest to occur of (i) a deemed liquidation event, (ii) a liquidity event, and (iii) the date of exercise.
We incurred debt issuance costs of $2.9 million in connection with the issuance of the SAFEs and common stock warrants, which were expensed when incurred and are presented within other income (expense), net in the accompanying consolidated statements of operations.
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
Upon closing of the Vista Facility, the common stock warrants had a fair value of $11.0 million which was recorded as a debt discount. We incurred $3.6 million of debt issuance costs, which were recorded as a reduction to the debt liability. The debt discount and debt issuance costs were amortized to interest expense at an effective interest rate of 12.8% over the term of the loan. The common stock warrants were recorded within the consolidated balance sheets as additional paid-in capital.
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
Debt Obligations
Warehouse Credit Facility
In November 2022, Liquid Labs SPV, LLC (“Liquid Labs”), our wholly-owned subsidiary, entered into a loan agreement with a group of lenders for a revolving warehouse credit facility (the ”Warehouse Credit Facility”). Under the original terms of the agreement, the Warehouse Credit Facility had a maturity date of February 18, 2025, or earlier pursuant to the loan agreement, and had a total commitment amount of $200.0 million, consisting of a Class A facility and a Class B facility for $171.1 million and $28.9 million, respectively. The original terms also included a minimum utilization of 50.0% of the committed amount. Any unused portion of the Warehouse Credit Facility will bear interest of 0.50% per annum. The Warehouse Credit Facility was established to finance our corporate payments offering. Borrowings on the Warehouse Credit Facility bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the loan agreement. Borrowings under the Warehouse Credit Facility are secured by the corporate card receivables.

The Warehouse Credit Facility was amended multiple times during the years ended January 31, 2026 and 2025. As of January 31, 2026, the amended terms of the Warehouse Credit Facility include total available borrowings of $250.0 million, an extended maturity date of February 18, 2028, minimum utilization of 40% of the committed amount, an expanded borrowing base to include receivables generated in foreign currency, and amendments to certain financial covenants.
The Warehouse Credit Facility contains mandatory and optional redemption features upon an event of default and other potential additional interest provisions that are bifurcated and treated as embedded derivative liabilities under the accounting guidance Financial Accounting Standards Board Accounting Standards Codification Topic 815, Derivatives and Hedging, or ASC 815. At inception of the Warehouse Credit Facility, and as of January 31, 2026 and 2025, the fair value of the embedded derivative liabilities was determined to be immaterial.
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
During the years ended January 31, 2026 and 2025, we drew down an aggregate of $35.0 million and $37.8 million, respectively, and we repaid $131.1 million and $30.0 million, respectively, on the Warehouse Credit Facility.
During the years ended January 31, 2026 and 2025, we recognized $15.6 million and $22.9 million, respectively, of interest expense, comprised of $14.3 million and $21.4 million, respectively, of interest paid and payable, and $1.3 million and $1.5 million, respectively, for the amortization of debt issuance costs.
We may in the future enter into additional warehouse facilities or other financing arrangements to fund the expansion of our corporate payments business.
ABL Facility
In March 2025, the Company entered into an asset-based lending revolving line of credit with Citibank, N.A., as agent for the lenders (the “ABL Facility”), for a term through March 2028. The ABL Facility has a borrowing limit of $100.0 million and incurs interest at SOFR plus 2.5%. Any unused portion of the ABL Facility will bear interest at 0.25% per annum. The available borrowings are based on eligible U.S. and UK travel receivables. Repayment is required if borrowings exceed stated limits. We may voluntarily prepay outstanding borrowings at any time without premium or penalty, other than customary breakage costs. We incurred fees of $1.6 million associated with entering into the ABL Facility, which are capitalized and amortized over the term.
As of January 31, 2026, we had drawn a total of $6.0 million on the ABL Facility. The ABL Facility contains certain affirmative or negative covenants including, among other things, restrictions on repurchases of stock, dividends, and other distributions.
During the year ended January 31, 2026, we recognized $2.9 million of interest expense, comprised of $2.4 million of interest paid and payable, and $0.5 million for the amortization of debt issuance costs.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2026	2025
	(In thousands)
Net cash provided by (used in) operating activities	$33,671	$(50,406)
Net cash provided by (used in) investing activities	$(203,032)	$44,870
Net cash provided by financing activities	$519,919	$52,554
Operating Activities
Net cash provided by operating activities was $33.7 million for the year ended January 31, 2026 as compared to net cash used in operating activities of $50.4 million for the year ended January 31, 2025. The increase in net cash provided was primarily due to an increase of revenue which surpassed an increase in operating and non-operating losses and expenses adjusted for non-cash items, including (i) loss on extinguishment of debt, (ii) stock-based compensation expense, (iii) loss on fair value adjustments and (iv) accelerated amortization of trade name intangible asset, partially offset by a non-recurring cash charge of $5.1 million related to severance and executive transition costs.
Investing Activities
Net cash used in investing activities was $203.0 million for the year ended January 31, 2026 as compared to net cash provided by investing activities of $44.9 million for the year ended January 31, 2025. The change was primarily driven by the purchase of investments using proceeds from our IPO and our funding of customer spend activity on our corporate cards surpassing payments from customers during the year ended January 31, 2026 as compared to customer payments surpassing funding of customer spend activity during the year ended January 31, 2025. Net cash used in or provided by corporate card spend and customer payment activity will vary from period to period depending on timing and volume of activity relative to period-end.
Financing Activities
Net cash provided by financing activities was $519.9 million for the year ended January 31, 2026 as compared to $52.6 million for the year ended January 31, 2025. The increase was primarily driven by the receipt of proceeds from our IPO and proceeds from debt borrowings during the year ended January 31, 2026, partially offset by payments on debt borrowings, primarily due to repayments made on the Warehouse Credit Facility, and the settlement of the 2022 Promissory Note and the Vista Facility during the year ended January 31, 2026.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. Refer to Note 1 ― Description of Business and Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our other significant accounting policies.
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
Contract Acquisition Costs
We capitalize incremental costs of obtaining a contract with a customer if the costs are recoverable. These costs, which consist of sales commissions earned at the time a platform customer enters into a contract under the terms of our sales compensation plans, are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be five years. All other compensation earned subsequent to a customer entering into a contract, including those that may be earned at the time of customer launch, are expensed as incurred. We estimate the period of benefit by primarily taking into consideration the average customer life and life of our technology, among other factors.
Valuation of Embedded Derivative Liability
The embedded derivative liability is bifurcated from the convertible notes issued in June 2020. Refer to the section titled “―Liquidity and Capital Resources―Debt Obligations Extinguished in Connection with the IPO―Convertible Notes” and in Note 8 ― Debt to the consolidated financial statements for further information regarding the convertible notes. The embedded derivative liability was measured at fair value on the date of issuance, and was remeasured to fair value each reporting period until conversion, with changes in the fair value recognized as a component of gain (loss) on fair value adjustments in the accompanying consolidated statements of operations. The fair value of the embedded derivative liability was computed using a combination of the income approach, the Black-Scholes option pricing model, a probability-weighted estimate of the time to conversion, and other Level 3 inputs. Significant management assumptions and estimates were involved in this determination. Refer to Note 3 ― Investments and Fair Value Measurements to the consolidated financial statements for further information regarding the significant inputs used in measuring the fair value of the embedded derivative liability.
Stock-Based Compensation
We measure stock-based compensation expense for all stock-based awards, granted or modified, based on the estimated fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for stock-based awards with only time-based service vesting conditions. Forfeitures are recognized as they occur. We estimate the grant-date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock for options granted prior to the Company’s IPO, the expected term of the option and the expected volatility of the price of the Company’s common stock. The Black-Scholes assumptions as summarized as follows:
Fair value of common stock — Prior to the IPO, as the Company’s common stock was not yet publicly traded, the Company was required to estimate the fair value of its common stock, as discussed in “Common Stock Valuations” below. After the Company’s IPO, the fair value is determined using the closing price of the Company’s common stock on the grant date.
Dividend Yield — The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future and applied an expected dividend yield of zero.
Risk-Free Interest Rate — The risk-free interest rate assumption is based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option.
Expected Volatility — As a result of the lack of historical and implied volatility data of the Company’s common stock, the expected stock price volatility has been estimated based on the historical volatilities of peer group public companies for a period equivalent to the expected term of the option.
Expected term — The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company estimates the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected term for options issued to non-employees is the contractual term.
Employee Stock Purchase Plan (“ESPP”)
We recognize stock-based compensation expense related to shares issued pursuant to our ESPP on a straight-line basis over the offering period. The ESPP provides for offering periods of approximately twelve-months, and each offering period includes two purchase periods of approximately six months. The ESPP allows eligible employees to purchase shares of our common stock at a 15 percent discount on the lower of the stock price on either (i) the date the offering period begins or (ii) the purchase date. We estimate the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. We determine volatility over an expected term of approximately six months and twelve months based on the historical volatilities of a peer group of public companies due to the lack of historical and implied volatility data of our common stock. We estimate the expected term based on the contractual term.
Common Stock Valuations
The fair value of the shares of common stock underlying stock options and RSUs has historically been determined by the board of directors as there was no public market for the Company’s common stock prior to the effectiveness of the Company’s IPO. The board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous valuations of common stock performed by an unrelated valuation specialist, developments in the business and stage of development, the Company’s operational and financial performance and condition, issuances of redeemable convertible preferred stock and the rights and preferences of redeemable convertible preferred stock relative to common stock, the current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, and the lack of marketability of the Company’s common stock, amongst other factors. For financial reporting purposes, the Company considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. The determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.
Business Combinations
We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The determination of fair value requires management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from trade names from a market participant perspective, acquired customers, acquired technology, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, management may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.
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
Recent Accounting Pronouncements
See Note 1 ― Description of Business and Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Risk
We conduct business in certain international markets, primarily in Europe in the United Kingdom. Because we operate in international markets, we have exposure to different economic conditions, political climates, tax systems, and regulations that could affect foreign currency exchange rates.
The functional currency of our foreign subsidiaries may be the local currency or the U.S. dollar, depending on the primary economic environment in which the subsidiary operates. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiaries’ financial statements into U.S. dollars. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results. In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro and British pound currency transactions) in our consolidated statement of operations and have recorded net foreign currency exchange gains (losses) of $11.6 million and $(4.7) million for the years ended January 31, 2026 and 2025 in other income (expense), net. Future transactional gains and losses are inherently difficult to predict as they depend on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities in each period.
Interest Rate Risk
As of January 31, 2026, we had cash, cash equivalents and short-term investments of $740.5 million. Cash, cash equivalents, and our investments consist of cash in banks and interest-bearing money market accounts, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. Our cash, cash equivalents, and short-investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.
We are also exposed to interest rate risk through fluctuations in interest rates on our debt obligations, some of which carry interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of January 31, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Navan, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Navan, Inc. and its subsidiaries (the "Company") as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
April 2, 2026
We have served as the Company’s auditor since 2024.

NAVAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	As of January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$583,516	$157,672
Restricted cash, current	79,647	148,157
Short-term investments	156,994	—
Accounts receivable, net	215,941	184,856
Corporate card receivables, net	206,182	157,755
Contract acquisition costs, current	9,466	4,784
Prepaid expenses and other current assets	55,241	35,628
Total current assets	1,306,987	688,852
Restricted cash, non-current	4,911	4,766
Contract acquisition costs, non-current	29,177	16,185
Operating lease right-of-use assets	43,430	48,006
Property, equipment, and software, net	35,028	29,538
Intangible assets, net	19,274	55,633
Goodwill	241,309	219,728
Other non-current assets	28,645	21,246
Total assets	$1,708,761	$1,083,954
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$65,939	$42,829
Accrued expenses and other current liabilities	197,253	136,798
Notes payable, current	584	175,913
Trade loan facility	—	45,000
Operating lease liabilities, current	11,973	11,389
Deferred revenue, current	45,187	34,097
Total current liabilities	320,936	446,026
Operating lease liabilities, non-current	37,587	43,098
Convertible notes	—	182,394
Embedded derivative liability	—	59,820
ABL facility	6,000	—
Warehouse credit facility	118,174	214,238
Notes payable, non-current	37	394
Deferred revenue, non-current	—	813
Other non-current liabilities	17,966	22,949

	As of January 31,
	2026	2025
Total liabilities	500,700	969,732
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, par value $0.00000625: No shares authorized, issued, and outstanding as of January 31, 2026. 157,027,585 shares authorized, 146,360,207 shares issued and outstanding as of January 31, 2025 (aggregate liquidation preference of $1,301,402)	—	1,301,121
Stockholders’ equity (deficit)
Preferred stock, par value $0.00000625 per share: 20,000,000 shares authorized, no shares issued and outstanding as of January 31, 2026. No shares authorized, issued, and outstanding as of January 31, 2025	—	—
Class A common stock, par value $0.00000625 per share: 2,000,000,000 shares authorized, 233,870,081 shares issued and outstanding as of January 31, 2026. 253,919,000 shares authorized, 45,782,871 shares issued and outstanding as of January 31, 2025	2	1
Class B common stock, par value $0.00000625 per share: 50,000,000 shares authorized, 15,304,696 shares issued and outstanding as of January 31, 2026. No shares authorized, issued, and outstanding as of January 31, 2025	—	—
Additional paid-in capital	3,226,427	467,835
Accumulated deficit	(2,015,143)	(1,617,113)
Accumulated other comprehensive loss	(3,225)	(37,622)
Total stockholders’ equity (deficit)	1,208,061	(1,186,899)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,708,761	$1,083,954
The accompanying notes are an integral part of these consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended January 31,
	2026	2025	2024
Revenue	$702,265	$536,837	$402,256
Cost of revenue	201,794	169,815	162,622
Gross profit	500,471	367,022	239,634
Operating expenses
Research and development	151,237	122,386	132,442
Sales and marketing	342,667	218,722	220,511
General and administrative	203,444	133,552	133,023
Total operating expenses	697,348	474,660	485,976
Loss from operations	(196,877)	(107,638)	(246,342)
Interest expense	(51,299)	(75,997)	(63,281)
Other income (expense), net	17,273	(73)	10,093
Loss on extinguishment of debt	(117,978)	—	—
Gain (loss) on fair value adjustments	(47,041)	12,200	(26,594)
Loss before income tax expense	(395,922)	(171,508)	(326,124)
Income tax expense	2,108	9,570	5,428
Net loss	$(398,030)	$(181,078)	$(331,552)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share	$(4.07)	$(4.00)	$(7.44)

Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders	97,795,703	45,271,666	44,583,919
The accompanying notes are an integral part of these consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Net loss	$(398,030)	$(181,078)	$(331,552)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34,335	(9,329)	6,611
Unrealized gain on marketable securities	62	—	—
Total other comprehensive income (loss):	34,397	(9,329)	6,611
Total comprehensive loss	$(363,633)	$(190,407)	$(324,941)
The accompanying notes are an integral part of these consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock				Additional paid-in		Accumulated	Total stockholders' equity
			Common Stock(1)			Accumulated	other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	(deficit)
Balance as of January 31, 2023	146,360,207	$1,301,121	44,295,279	$1	$298,663	$(1,104,483)	$(34,904)	$(840,723)
Net loss	—	—	—	—	—	(331,552)	—	(331,552)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,611	6,611
Issuance of common stock upon exercise of stock options	—	—	821,729	—	6,400	—	—	6,400
Vesting of early exercised stock options	—	—	—	—	312	—	—	312
Stock-based compensation	—	—	—	—	76,981	—	—	76,981
Balance as of January 31, 2024	146,360,207	$1,301,121	45,117,008	$1	$382,356	$(1,436,035)	$(28,293)	$(1,081,971)
Net loss	—	—	—	—	—	(181,078)	—	(181,078)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9,329)	(9,329)
Issuance of common stock upon exercise of stock options	—	—	665,863	—	4,521	—	—	4,521
Vesting of early exercised stock options	—	—	—	—	1,658	—	—	1,658
Stock-based compensation	—	—	—	—	79,300	—	—	79,300
Balance as of January 31, 2025	146,360,207	$1,301,121	45,782,871	$1	$467,835	$(1,617,113)	$(37,622)	$(1,186,899)
Net loss	—	—	—	—	—	(398,030)	—	(398,030)
Other comprehensive income, net of tax	—	—	—	—	—	—	34,397	34,397
Issuance of common stock upon initial public offering, net of underwriting costs	—	—	30,000,000	—	713,302	—	—	713,302
Deferred offering costs	—	—	—	—	(9,290)	—	—	(9,290)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(146,360,207)	(1,301,121)	146,599,125	1	1,301,120	—	—	1,301,121
Conversion of SAFEs upon initial public offering	—	—	7,851,008	—	196,275	—	—	196,275
Conversion of convertible notes upon initial public offering	—	—	12,827,963	—	320,699	—	—	320,699
Reclassification of preferred stock warrants & SAFE warrants to equity	—	—	—	—	31,343	—	—	31,343
Issuance of equity-classified warrants in connection with term loan	—	—	—	—	11,007	—	—	11,007
Issuance of common stock upon exercise of warrants	—	—	1,742,352	—	110	—	—	110
Issuance of common stock upon exercise of stock options	—	—	3,002,251	—	23,846	—	—	23,846
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,369,936	—	(17,760)	—	—	(17,760)
Vesting of early exercised stock options	—	—	—	—	918	—	—	918
Early exercised shares repurchased	—	—	(729)	—	—	—	—	—
Stock-based compensation	—	—	—	—	187,022	—	—	187,022
Balance as of January 31, 2026	—	$—	249,174,777	$2	$3,226,427	$(2,015,143)	$(3,225)	$1,208,061
________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 1 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net loss	$(398,030)	$(181,078)	$(331,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation, net of amounts capitalized	182,089	76,981	75,851
Non-cash interest expense	25,724	46,450	44,647
Deferred income taxes	(11,306)	1	(3,224)
Depreciation and amortization	60,247	24,889	26,864
Amortization of contract acquisition costs	6,298	5,647	7,033
Provision for doubtful accounts	9,084	5,912	8,693
Loss (gain) on fair value adjustments	47,041	(12,200)	26,594
Debt issuance costs expensed related to SAFEs	2,913	—	—
Loss on extinguishment of debt	117,978	—	—
Other	(900)	365	159
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(26,031)	(24,614)	(21,149)
Prepaid expenses and other current assets	(17,712)	(1,117)	1,784
Contract acquisition costs	(23,972)	(23,685)	—
Other non-current assets	20	(1,302)	(6,933)
Accounts payable	3,082	17,093	(9,630)
Accrued expenses and other current liabilities	45,896	6,647	33,170
Deferred revenue	9,992	6,578	8,787
Operating lease right-of-use asset and operating lease liabilities, net	(383)	2,256	173
Other non-current liabilities	1,641	771	(27,630)
Net cash provided by (used in) operating activities	33,671	(50,406)	(166,363)
Cash flows from investing activities:
Capitalized software development costs	(17,990)	(15,309)	(16,743)
Purchases of property and equipment	(917)	(994)	(561)
Purchases of investments	(156,290)	—	—
(Increase) decrease in corporate card receivables	(27,481)	65,052	(84,449)
Cash consideration for business acquisition, net of cash acquired	—	(3,879)	(7,026)
Other	(354)	—	—
Net cash (used in) provided by investing activities	(203,032)	44,870	(108,779)
Cash flows from financing activities:
Proceeds from stock option exercises	23,893	4,540	9,059
Proceeds from borrowings of debt	216,482	86,187	206,419
Proceeds from issuance of SAFEs	155,000	—	—

	Year Ended January 31,
	2026	2025	2024
Payments of borrowings of debt	(550,511)	(35,758)	(725)
Payments for debt issuance costs	(11,151)	(1,512)	—
Payments of deferred offering costs	(8,795)	—	—
Payment of deferred consideration in business combinations	(712)	(903)	(2,133)
Proceeds from issuance of common stock in IPO, net of underwriting costs	713,302	—	—
Taxes collected from selling shareholders stock option exercises	15,556	—	—
Taxes remitted for selling shareholders stock option exercises	(15,527)	—	—
Payment of tax withholdings on settlement of RSUs	(17,728)	—	—
Proceeds from exercise of warrants	110	—	—
Net cash provided by financing activities	519,919	52,554	212,620
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,921	(3,805)	(414)
Net increase (decrease) in cash, cash equivalents and restricted cash	357,479	43,213	(62,936)
Cash, cash equivalents and restricted cash, beginning of period	$310,595	$267,382	$330,318
Cash, cash equivalents and restricted cash, end of period	$668,074	$310,595	$267,382

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,575	$29,547	$18,634
Cash paid for income taxes	$17,188	$8,539	$6,368

Noncash investing and financing activities:
Vesting of early exercised stock options	$918	$1,658	$312
Capitalized stock-based compensation for internal-use software development costs	$4,933	$2,319	$1,130
Deferred offering costs not yet paid	$495	$—	$—
Conversion of redeemable convertible preferred stock to common stock	$1,301,120	$—	$—
Conversion of SAFEs to equity upon IPO	$196,275	$—	$—
Reclassification of preferred stock warrants & SAFE warrants to equity upon IPO	$31,343	$—	$—
Conversion of convertible notes to equity upon IPO	$320,699	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Initial Public Offering
On October 31, 2025, the Company completed its initial public offering (the “IPO”) in which the Company issued and sold 30,000,000 shares of its Class A common stock at a public offering price of $25.00 per share, which resulted in net proceeds of $713.3 million after deducting underwriting discounts and before deducting offering costs. In addition, selling stockholders sold 6,924,406 shares of Class A common stock in the IPO at the public offering price of $25.00 per share. The Company did not receive any proceeds from the sale of Class A common stock by the selling stockholders. The underwriters’ option to purchase an additional 5,538,660 shares of Class A common stock at the public offering price of $25.00 less underwriting discounts expired unexercised during the year ended January 31, 2026.
In connection with the IPO, the Company adopted an amended and restated certificate of incorporation and amended and restated bylaws, which became effective immediately prior to the completion of the IPO and authorized 2,070,000,000 shares of capital stock, consisting of: (a) 2,050,000,000 shares of Common Stock divided into two series with (i) 2,000,000,000 shares of the Common Stock being a series designated as Class A common stock and (ii) 50,000,000 shares of the Common Stock being a series designated as Class B common stock; and (b) 20,000,000 shares of undesignated preferred stock. In addition, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 146,599,125 shares of Class A common stock. Refer to Note 11 — Stockholder’s Equity (Deficit) for additional information.
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

Based on the IPO price of $25.00 per share, the Company’s related tax withholding obligation was $17.7 million, all of which was paid during the year ended January 31, 2026. Refer to Note 10 — Equity Incentive Plans for additional information.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We consolidate our wholly-owned subsidiaries and variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. Refer to Note 9 — Variable Interest Entities for further details. All intercompany profits, transactions and balances have been eliminated in consolidation.
The Company’s fiscal year ends on January 31. References made to “fiscal 2026”, “fiscal 2025”, and “fiscal 2024” refer to the Company’s fiscal years ending January 31, 2026, January 31, 2025, and January 31, 2024, respectively.
Prior period amounts within Note 4 — Supplemental Financial Statement Information have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported total current assets, total assets, total current liabilities, total liabilities, results of operations, comprehensive income (loss) or net cash flows from operating, financing, or investing activities.
On September 18, 2025, the Company effected a one-for-three reverse stock split of its common stock and redeemable convertible preferred stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Estimates and judgments are based on historical experience, forecasted events and various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates, including, but not limited to: carrying values and useful lives of long-lived assets and intangible assets; capitalization of internal-use software costs; the expected period of benefit for contract acquisition costs; the estimate of expected credit losses on accounts receivable; fair values of assets acquired and liabilities assumed in business combinations; fair values of financial instruments; fair values of stock-based awards issued; the vested and unpaid rewards earned by users of our platform; variable consideration related to achieving specified contractual thresholds in our revenue generating arrangements with travel supply partners; the incremental borrowing rate used for operating lease liabilities; and assumptions used in accounting for income taxes. These estimates are inherently subject to judgment and actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, investments in marketable debt securities, and accounts receivable. The Company maintains its cash, cash equivalents, restricted cash, and marketable debt securities with high-quality financial institutions primarily in the United States, where the composition and maturities are regularly monitored by the Company. Deposits may exceed federally insured limits. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. In certain cases, based on the Company’s credit evaluations, collateral, primarily in the form of cash deposits, is required to mitigate corporate card receivable collection risk.

No customers accounted for more than 10% of the Company’s revenue during the year ended January 31, 2026. One payment partner customer accounted for 11% and 12% of the Company’s revenue during the years ended January 31, 2025 and 2024, respectively.
No customers accounted for more than 10% of accounts receivable as of January 31, 2026. One platform customer accounted for 12% of accounts receivable as of January 31, 2025. The Company did not have any customers that accounted for 10% or more of corporate card receivables as of January 31, 2026 and 2025, respectively.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the local currency or U.S. dollar, depending on the primary economic environment in which the subsidiary operates. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect on the date of the transaction and are recorded in the current period consolidated statements of operations. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured monthly using the month-end exchange rate. Gains and losses resulting from such remeasurements are recorded in other expense, net in the consolidated statements of operations. Subsidiary assets and liabilities with non-U.S. dollar functional currencies are translated at the month-end exchange rate, accumulated deficit and other equity items are translated at historical exchange rates, and revenue and expenses are translated at average exchange rates during the year. Cumulative translation adjustments are recorded within accumulated other comprehensive income (loss), a separate component of stockholders’ deficit.
Cash and Cash Equivalents
Cash and cash equivalents consists of funds deposited with banks, funds available for use held with our corporate card payment processing partner which are not earmarked to collateralize corporate card spend by our customers, and investments in money market funds and commercial paper. We consider all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash
Restricted cash consists of (i) a portion of the balance held with our payment processing partners to fund transactions charged by our corporate card users, (ii) cash balances held at our consolidated VIE, and (iii) cash used as collateral for the letters of credit for lease agreements that have lease terms that extend beyond 12 months from the balance sheet date. Restricted cash is classified as current and non-current assets based on the contractual or estimated term of the remaining restriction.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows (in thousands):

	As of January 31,
	2026	2025	2024
Cash and cash equivalents	$583,516	$157,672	$166,421
Restricted cash, current	79,647	148,157	95,961
Restricted cash, non-current	4,911	4,766	5,000
Total cash and cash equivalents and restricted cash	$668,074	$310,595	$267,382
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards

Codification (“ASC”) 820, Fair Value Measurement, establishes a framework for measuring fair value and requires disclosure about the fair value measurements of assets and liabilities.
In accordance with ASC 820, we use the fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of the fair value hierarchy are set forth below:
Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs other than quoted prices that are observable either directly or indirectly for the full term of the assets or liabilities.
Level 3—Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
Our primary financial instruments include cash and cash equivalents, restricted cash, investments in marketable debt securities, accounts receivable, corporate card receivables, accounts payable, accrued expenses, debt, convertible debt, embedded derivatives and redeemable convertible preferred stock warrants. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, corporate card receivables, accounts payable and accrued expenses approximate their carrying value due to the short-term maturities of these instruments. For further information regarding the fair value of our cash equivalents and investments in marketable debt securities, as well as the fair value of the Company’s convertible debt, embedded derivatives and redeemable convertible preferred stock warrants., refer to Note 3 — Investments and Fair Value Measurements and Note 8 — Debt.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are generally due within thirty days and are recorded net of an allowance for estimated uncollectible amounts. We estimate expected credit losses based on various factors, including the age of the receivable balance, credit quality of the customer, and past collection experience with the customer. We consider the need to adjust historical information used in our estimates to reflect the extent to which we expect current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. Long-aged balances and other higher risk amounts are reviewed individually for collectability. We recognize estimated credit losses through the income statement, and the allowance for estimated credit losses is recorded in accounts receivable, net on the consolidated balance sheets.
Corporate Card Receivables and Allowance for Expected Credit Losses
We provide virtual and physical corporate credit cards to customers of our expense management offering through issuing bank partners. Under our payment partner arrangements, we are required to prefund spend on these credit cards. We recognize a receivable for each transaction, and receivables are generally due within ten days.
Corporate card receivables are recorded net of an allowance for expected credit losses. The allowance for expected credit losses is based on our assessment of the collectability of these receivables. We consider the following factors when determining the collectability of specific customer accounts: age of the receivable balance, credit quality of the customer, and past collection experience with the customer. We consider the need to adjust historical information used in our estimates to reflect the extent to which we expect current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. We recognize estimated credit losses through the income statement, and the allowance for estimated credit losses is recorded in corporate card receivables, net on the consolidated balance sheets.

Investments
We account for investments in debt securities based on the legal form of the security, our intended holding period, and the nature of the transaction. Investments in debt securities include commercial paper, corporate bonds, and U.S. government and agency securities. Our investments in debt securities are classified as available-for-sale and are initially recorded at fair value. Subsequent changes in fair value are recorded in other comprehensive income (loss), net of tax. Amortization of premiums and accretion of discounts are included in other income (expense), net, in the consolidated statements of operations.
We consider our available-for-sale debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as short-term investments. We do not have any restricted investments.
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specific to the security, among other factors. Credit-related losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge to other income (expense), net in the consolidated statements of operations. Non-credit related losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss).
Realized gains and losses on the sale of debt securities are determined using the specific identification method and are reported in other income (expense), net, in the consolidated statements of operations.
Business Combinations
We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The determination of fair value requires management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from trade names from a market participant perspective, acquired customers, acquired technology, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, management may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.
Variable Interest Entities
We evaluate our ownership, contractual, and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. If we determine that an entity for which we hold a contractual or ownership interest in is a VIE and that we are the primary beneficiary, we consolidate the entity in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

We evaluate our relationship with our VIEs on an ongoing basis to determine whether we are the primary beneficiary. If we are not deemed to be the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 9 — Variable Interest Entities for further information.
Leases
We determine if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date. Lease liabilities and their corresponding right-of-use (“ROU”) assets are recognized at commencement date and recorded based on the present value of lease payments over the expected lease term. The implicit rates within our operating leases are generally not determinable and therefore we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the incremental borrowing rate requires judgment. We determine the incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The ROU asset also might include lease prepayments, offset by lease incentives. Certain leases include options to extend or terminate the lease. Lease terms include options to extend or terminate the lease when it is reasonably certain we will exercise that option.
The Company has made accounting policy elections to (i) not recognize ROU assets or lease liabilities for short-term leases (leases with lease terms of 12 months or less); and (ii) combine lease and non-lease components. Variable lease payments are recognized in the consolidated statements of operations when incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable.
Property, Equipment and Software, Net
Property, equipment and software, net are stated at cost, less accumulated depreciation and amortization. Major improvements that extend the life, capacity or efficiency, or improve the safety of an asset, are capitalized, while maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the cost and related accumulated depreciation and amortization are removed from the related accounts and the resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
We capitalize certain internal-use software development costs incurred during the application development stage. Such costs are amortized on a straight-line basis over the estimated useful life. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are also capitalized and expensed over the estimated useful life of the upgrades. Capitalized internal-use software development costs are included in property, equipment and software, net on the consolidated balance sheets.
Depreciation and amortization expense is recorded using the straight‑line method over the estimated useful lives of the assets as follows:

Property, Equipment and Software	Useful Life
Internal-use software	3 years
Computers and equipment	3 to 5 years
Fixtures and fittings	3 to 5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Goodwill
Goodwill represents the excess of the purchase price of the acquisition over the net fair value of identifiable assets acquired and liabilities assumed. Goodwill amounts are not amortized.
We test goodwill for impairment at least annually, in the fourth fiscal quarter, or more frequently if facts or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have one reporting unit; therefore, goodwill is tested at the enterprise level. In testing goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting units is less than the carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Intangible Assets, Net
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Intangible Assets	Useful Life
Trade names	3-19 years
Domain names	15 years
Customer relationships	5-13 years
Developed technology	1-2 years
Impairment of Long-Lived Assets
The valuation of long-lived assets, including intangible assets, property, equipment and software, and operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset or asset group exceeds the sum of the projected undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. Impairment testing is performed at the asset group level.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees related to the sale of the Company’s common stock in the IPO, were initially capitalized and recorded in prepaid expenses and other current assets on the consolidated balance sheets. We incurred $9.3 million of deferred offering costs which were recorded as a reduction of additional paid-in capital on the consolidated balance sheets as of January 31, 2026. There were no deferred offering costs capitalized as of January 31, 2025.
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
Deferred Revenue
Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. We typically invoice platform customers for access to our cloud-based travel and expense management platforms annually in advance, upon execution of the initial contract or subsequent renewal. Invoices are generally payable within 30 to 60 days. The current portion of deferred revenue balances will be recognized during the following 12-month period. The non-current portion of deferred revenue balances will be recognized beyond the next 12-month period.
Contract Acquisition Costs
We capitalize incremental costs of obtaining a contract with a customer if the costs are recoverable. These costs, which consist of sales commissions earned at the time a platform customer enters into a contract under the terms of our sales compensation plans, are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be five years. All other compensation earned subsequent to a customer entering into a contract, including those that may be earned at the time of customer launch, are expensed as incurred. We estimate the period of benefit by primarily taking into consideration the average customer life and life of our technology, among other factors.

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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of personnel-related expenses, including salaries, commissions, bonuses, stock-based compensation, benefits and other expenses, amortization of acquired intangible assets, other promotional and advertising expenses, and the allocation of certain corporate costs. The Company expenses certain sales and marketing costs, including promotional expenses, as incurred.
Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $35.0 million, $22.3 million and $12.4 million for the years ended January 31, 2026, 2025, and 2024, respectively.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel-related expenses associated with finance, legal, information technology, payment and finance operations, executives, and human resources personnel, including salaries, bonuses, stock-based compensation, benefits and other expenses. In addition to personnel-related expenses, general and administrative expenses consist of external professional services for finance, legal, human resources and information technology, corporate insurance costs, the allocation of certain corporate costs, and bad debt expenses. General and administrative expenses are expensed as incurred.
Stock-Based Compensation
We measure stock-based compensation expense for all stock-based awards, granted or modified, based on the estimated fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for stock-based awards with only time-based service vesting conditions. Forfeitures are recognized as they occur. We estimate the grant-date fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock for options granted prior to the Company’s IPO, the expected term of the option and the expected volatility of the price of the Company’s common stock. The Black-Scholes assumptions as summarized as follows:
Fair value of common stock — Prior to the IPO, as the Company’s common stock was not yet publicly traded, the Company was required to estimate the fair value of its common stock, as discussed in “Common Stock Valuations” below. After the Company’s IPO, the fair value is determined using the closing price of the Company’s common stock on the grant date.

Dividend Yield — The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future and applied an expected dividend yield of zero.
Risk-Free Interest Rate — The risk-free interest rate assumption is based on the yield available on U.S. Treasury zero-coupon issues with a term that approximates the expected term of the option.
Expected Volatility — As a result of the lack of historical and implied volatility data of the Company’s common stock, the expected stock price volatility has been estimated based on the historical volatilities of peer group public companies for a period equivalent to the expected term of the option.
Expected term — The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company estimates the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected term for options issued to non-employees is the contractual term.
Service-Based Awards
We recognize stock-based compensation expense for service-based stock options and restricted stock units (“RSUs”) on a straight-line basis over the requisite service period, which is generally four years, based on the grant date fair value. Stock options generally expire ten years after the date of grant. The Black-Scholes option pricing model is used to estimate the grant date fair value for stock options. Prior to the IPO, the grant date fair value for RSUs was estimated by the Company – refer to “Common Stock Valuations” below. The grant date fair value for RSUs granted following the IPO is based on the closing price of the Company’s common stock on the date of grant.
Performance-Based Awards
The Company has granted RSUs that vest upon satisfaction of both time-based service and performance-based conditions. The time-based service condition for these RSUs is generally four years. The performance-based condition, which was dependent upon the earlier of either a sale of the Company or following the effective date of an IPO, was satisfied in connection with the Company’s IPO. We recognize stock-based compensation expense for RSUs with both a time-based service and performance based vesting condition over the requisite service period using the accelerated attribution method.
Employee Stock Purchase Plan (“ESPP”)
We recognize stock-based compensation expense related to shares issued pursuant to our ESPP on a straight-line basis over the offering period. The ESPP provides for offering periods of approximately twelve-months, and each offering period includes two purchase periods of approximately six months. The ESPP allows eligible employees to purchase shares of our common stock at a 15 percent discount on the lower of the stock price on either (i) the date the offering period begins or (ii) the purchase date. We estimate the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. We determine volatility over an expected term of approximately six months and twelve months based on the historical volatilities of a peer group of public companies due to the lack of historical and implied volatility data of our common stock. We estimate the expected term based on the contractual term.
Common Stock Valuations
The fair value of the shares of common stock underlying stock options and RSUs has historically been determined by the Company’s board of directors as there was no public market for the Company’s common stock prior to the effectiveness of the Company’s IPO. The board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous valuations of common stock performed by an unrelated valuation specialist, developments in the business and stage of development, the Company’s operational and financial performance and condition, issuances of redeemable convertible preferred stock and the rights and preferences of redeemable convertible preferred stock relative to common stock, the current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, and the lack of marketability of the Company’s common stock, amongst other factors. For financial reporting purposes, the Company considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. The determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.
Sales and Other Related Taxes
Amounts collected from customers and remitted to governmental authorities, which primarily comprise value added taxes in foreign jurisdictions and sales tax in domestic jurisdictions, are presented on a net basis in the consolidated statements of operations given taxes billed to customers are not included as a component of revenue.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income earned on cash, cash equivalents, and short-term investments, including the amortization of premiums and accretion of discounts related to our marketable debt securities, net realized gains and losses on sales of investments, foreign exchange gains and losses, and other non-operating gains and losses.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of losses incurred on the extinguishment of debt instruments.
Gain (Loss) on Fair Value Adjustments
Gain (loss) on fair value adjustments primarily consists of gains and losses as a result of recording our SAFEs, embedded derivative and warrant liabilities at fair value at the end of each reporting period.
Income Taxes
We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred tax assets and liabilities are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. We account for the tax effects of global intangible low tax income as a current period expense.
We use a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We account for uncertainty in tax positions recognized in the consolidated financial statements by recognizing a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. Refer to Note 12 — Income Taxes for further information regarding income taxes.
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for companies with participating securities. We consider all series of our redeemable convertible preferred stock, together with warrants to purchase redeemable convertible preferred stock, to be participating securities as the holders of such stock have the right to receive noncumulative dividends on a pari passu basis in the event that a dividend is paid on common stock. Under the two-class method, net losses are not allocated to the participating securities as the participating securities do not have a contractual obligation to share in the Company’s losses.
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of common stock equivalents to the extent they are dilutive. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equals diluted net loss per share.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). The primary components of other comprehensive income (loss) are foreign currency translation adjustments arising from the consolidation of foreign legal entities, and unrealized gains and losses on marketable debt securities.
Segment Information
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates its business in one operating segment and, therefore, has one reportable segment.
The CODM uses consolidated net loss to measure segment profit or loss in order to assess, manage, and maintain performance of the business based on resource allocations. The CODM also uses consolidated net loss to approve operating budgets and to identify product development and market expansion opportunities. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are cost of revenue, research and development, sales and marketing, and general and administrative expenses at the consolidated level, which are presented in the Company’s consolidated statements of operations. Other segment items included in consolidated net loss include interest expense, other income (expense), net, loss on extinguishment of debt, gain (loss) on fair value adjustments, and income tax expense, which are presented in the Company’s consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements which clarifies interim disclosure requirements and the applicability of Topic 270. The standard is effective for the Company for all interim periods within its fiscal year beginning February 1,

2028. The guidance may be applied on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.
NOTE 2 – REVENUE
Disaggregation of Revenue
Revenue consists of the following (in thousands):

	Year Ended January 31,
	2026	2025	2024
Usage-based revenue	$640,396	$490,356	$371,728
Subscription revenue	61,869	46,481	30,528
Total revenue	$702,265	$536,837	$402,256
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
The following table summarizes revenue by region based on the billing country of customers (in thousands, except percentages):

	Year Ended January 31,
	2026		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$435,828	62%	$315,807	59%	$217,427	54%
United Kingdom	145,936	21%	129,412	24%	115,234	29%
Rest of World(1)	120,501	17%	91,618	17%	69,595	17%
Total revenue	$702,265	100%	$536,837	100%	$402,256	100%
________________
(1)No individual country within Rest of World comprises more than 10% of total revenue.
Unbilled Receivables
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we have an unconditional right to consideration. In some arrangements, we have a right to consideration for our performance under the customer contract before invoicing the customer, resulting in an unbilled accounts receivable. We recognized unbilled accounts receivable of $72.3 million and $51.9 million, respectively, as of January 31, 2026 and 2025. Unbilled accounts receivable is recorded within accounts receivable, net on the accompanying consolidated balance sheets.
Contract Liabilities
Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The deferred revenue balance primarily consists of annual subscription payments. The current portion of deferred revenue represents the amounts that are expected to be recognized within one year of the balance sheet date. The non-current portion of deferred revenue represents amounts that are expected to be recognized more than one year from the balance sheet date. During the years ended

January 31, 2026 and 2025, revenue recognized from the deferred revenue balance at the beginning of the respective period was $31.4 million and $27.7 million.
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized. We do not disclose the value of remaining performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which variable consideration is allocated to an unsatisfied performance obligation. Our remaining performance obligations related to multi-year subscription contracts were $62.7 million as of January 31, 2026 of which we expect to recognize approximately 54% as revenue over the next 12 months, 32% as revenue over the subsequent 13 to 24 months, and the remainder thereafter.
Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the allowance for expected credit losses for the years ended January 31, 2026, 2025 and 2024 (in thousands):

	Year Ended January 31,
	2026	2025	2024
Balance at beginning of period	$5,135	$4,270	2,270
Provision for expected credit losses	5,888	3,764	4,488
Amounts written off, recoveries and other adjustments	(4,561)	(2,899)	(2,488)
Balance at end of period	$6,462	$5,135	4,270
Corporate Card Receivables and Allowance for Expected Credit Losses
The following table summarizes the corporate card receivables allowance for expected credit losses for the years ended January 31, 2026, 2025 and 2024 (in thousands):

	Year Ended January 31,
	2026	2025	2024
Balance at beginning of period	$380	$566	$595
Provision for expected credit losses	3,196	2,296	3,332
Amounts written off, recoveries and other adjustments	(1,077)	(2,482)	(3,361)
Balance at end of period	$2,499	$380	$566
Contract Acquisition Costs
During the years ended January 31, 2026 and 2025, we capitalized $24.0 million, and $23.7 million, respectively, of contract acquisition costs and recognized related amortization expense of $6.3 million and $5.6 million, respectively. During the year ended January 31, 2024, no contract acquisition costs were capitalized and we recognized amortization expense of $7.0 million. Amortization expense is included in sales and marketing expense in the consolidated statements of operations.

NOTE 3 – INVESTMENTS AND FAIR VALUE MEASUREMENTS
The following is a summary of the Company’s cash equivalents and investments on the consolidated balance sheets (in thousands):

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value
Cash equivalents:
Money market funds	$129,893	$—	$—	$129,893
Commercial paper	40,758	—	—	40,758
Total cash equivalents	170,651	—	—	170,651
Short-term investments:
U.S. government and agency securities	103,458	38	—	103,496
Commercial paper	24,087	—	—	24,087
Corporate bonds	29,387	26	(2)	29,411
Total short-term investments	156,932	64	(2)	156,994
Total cash equivalents and investments	$327,583	$64	$(2)	$327,645
The Company had no balances in investments as of January 31, 2025. The Company’s investments consist of available-for-sale debt securities. The Company considers debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as short-term investments on the consolidated balance sheets. The Company included $0.8 million of interest receivable within prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2026.
Gross unrealized losses on the Company’s available-for-sale debt securities were not material as of January 31, 2026. For investments with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis.
As of January 31, 2026, there was no allowance for credit losses related to our available-for-sale debt securities. As of January 31, 2026, the weighted-average remaining maturity of our available-for-sale debt securities was less than one year, and the contractual maturities of our available-for-sale debt securities did not exceed 24 months.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$129,893	$—	$—	$129,893
Commercial paper	—	40,758	—	40,758
Short-term investments:
U.S. government and agency securities	—	103,496	—	103,496
Commercial paper	—	24,087	—	24,087
Corporate bonds	—	29,411	—	29,411
Total financial assets	$129,893	$197,752	$—	$327,645

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$427	$427
Embedded derivative liability	—	—	59,820	59,820
Total financial liabilities	$—	$—	$60,247	$60,247
As of January 31, 2026, no financial liabilities were measured at fair value on a recurring basis. As of January 31, 2025, no financial assets were measured at fair value on a recurring basis.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments during the years ended January 31, 2026 and 2025.
Cash Equivalents and Short-term Investments
The Company determines the fair value of its cash equivalents and short-term investments based on pricing from the Company’s service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curves, volatility factors, credit spreads, default rates, broker and dealer quotes, as well as other relevant economic measures.
Redeemable Convertible Preferred Stock Warrant Liability
In connection with a loan agreement entered into in December 2015, we issued redeemable convertible preferred stock warrants to purchase 60,757, 30,192, 34,080 and 40,160 shares of Series Seed, Series A, Series A-1 and Series B preferred stock at the stated exercise prices of $0.2469, $0.4968, $0.5853 and $1.8675 per share, respectively.
As of January 31, 2025, 40,160 Series B redeemable convertible preferred stock warrants remained outstanding and were recorded at a fair value of $0.4 million. Immediately prior to the IPO, 40,160 Series B redeemable convertible preferred stock warrants remained outstanding and were recorded at a fair value of $0.9 million. Upon the closing of the IPO on October 31, 2025, these redeemable convertible preferred stock warrants automatically converted to Class A common stock warrants and were reclassified to equity. The Class A common stock warrants were subsequently exercised, and no Class A common stock warrants remain outstanding as of January 31, 2026.
The fair value of the redeemable convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of the redeemable convertible preferred stock warrant liability as of immediately prior to conversion to equity upon the closing of the IPO on October 31, 2025, and as of January 31, 2025:

	As of
	October 31, 2025	January 31, 2025
Volatility	50.0%	55.0%
Risk-free interest rate	3.7%	4.1%
Expected term (in years)	2.9	3.9
Dividend yield	—%	—%
Prior to the IPO, the redeemable convertible preferred stock warrant liability was recorded within other non-current liabilities on the consolidated balance sheet as of January 31, 2025. Following the IPO, the redeemable convertible preferred stock warrant liability automatically converted to equity classified Class A common stock warrants recorded within additional paid-in capital on the consolidated balance sheet as of January 31, 2026. Changes in fair value are recorded in gain (loss) on fair value adjustments on the accompanying consolidated statements of operations for the years ended January 31, 2026, 2025, and 2024.
Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value. The change in value of the redeemable convertible preferred stock warrant liability is summarized below (in thousands):

Balance as of January 31, 2024	$297
Change in fair value	130
Balance as of January 31, 2025	427
Change in fair value	510
Reclassification to equity	(937)
Balance as of January 31, 2026	$—
Embedded Derivative Liability
The embedded derivative liability is bifurcated from the convertible notes issued in June 2020. In connection with the IPO, the convertible notes automatically converted into shares of Class A common stock, and the embedded derivative liability was extinguished. Refer to Note 8 — Debt for further information regarding the convertible notes and the conversion upon IPO.
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
The change in value of the embedded derivative liability is summarized below (in thousands):

Balance as of January 31, 2024	$72,150
Change in fair value	(12,330)
Balance as of January 31, 2025	59,820
Change in fair value	(25,150)
Extinguishment	(34,670)
Balance as of January 31, 2026	$—
Changes in fair value of the embedded derivative liability are recognized as a component of gain (loss) on fair value adjustments in the accompanying consolidated statements of operations. The loss on extinguishment of the embedded derivative liability was recognized within the consolidated statements of operations during the year ended January 31, 2026 as a component of the loss on debt extinguishment related to the convertible notes. Refer to Note 8 — Debt for further information regarding the convertible notes.
Simple Agreements for Future Equity (SAFEs) and Common Stock Warrants
During the year ended January 31, 2026, we entered into SAFEs with multiple investors. In connection with the IPO, the SAFEs automatically converted into shares of Class A common stock. Refer to Note 8 — Debt for further information regarding the conversion features and terms of the SAFEs.
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
Prior to the IPO, the SAFEs and common stock warrants were measured at fair value on a recurring basis, with changes in fair value recognized as a component of gain (loss) on fair value adjustments in the accompanying consolidated statements of operations. The fair value of the SAFEs was computed using an income approach, and the primary significant unobservable input used in measuring the fair value of the SAFEs was the time until conversion. The fair value of the common stock warrants was computed using the probability weighted expected return method. The significant inputs used in measuring the fair value of the common stock warrants were the number of shares that would be issued upon exercise of the warrants, the time until conversion, and the discount for lack of marketability. Immediately prior to the IPO, the fair value of the SAFEs and common stock warrants were measured at fair value using the IPO price and fully diluted capitalization.
The following table presents a summary of the changes in the fair value of the SAFEs and common stock warrants (in thousands):

	SAFEs	Common stock warrants
Balance as of January 31, 2025	$—	$—
Additions in the period	127,300	27,700
Change in fair value	68,975	2,706
Reclassification to equity	—	(30,406)
Conversion	(196,275)	—
Balance as of January 31, 2026	$—	$—
Other Financial Instruments
The fair value of other financial instruments that are not recognized at fair value on the balance sheet are presented below for disclosure purposes only (in thousands):

	Fair Value Hierarchy	As of January 31,
		2026	2025
Convertible notes	Level 3	$—	$359,200
Warehouse credit facility	Level 3	$122,464	$210,995
ABL facility	Level 3	$5,563	$—
Trade loan facility	Level 3	$—	$45,000
2022 promissory note	Level 3	$—	$179,932
Other debt	Level 3	$618	$933
NOTE 4 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	As of January 31,
	2026	2025
Capitalized software	$46,126	$42,317
Computers and equipment	6,868	7,349
Fixtures and fittings	2,976	3,561
Leasehold improvements	2,691	2,779
Construction in progress(1)	6,798	2,960
Property, equipment and software, gross	65,459	58,966
Less: accumulated depreciation	(30,431)	(29,428)
Property, equipment and software, net	$35,028	$29,538
________________
(1)Construction in progress consists of leasehold improvements and capitalized software development costs that have not been placed into service.

For the years ended January 31, 2026, 2025, and 2024, depreciation and amortization expense related to property, equipment and software was $18.9 million, $19.7 million, and $20.5 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $14.9 million, $14.9 million and $13.8 million, for the years ended January 31, 2026, 2025 and 2024.
No impairment losses of long-lived assets, including property, equipment and software, and operating lease right-of-use (“ROU”) assets, were recognized during the years ended January 31, 2026, 2025, and 2024.
Long-Lived Assets, Net
The following table presents long-lived assets, which includes property, equipment and software, net of depreciation and amortization, and operating lease ROU assets, by geographic region (in thousands):

	As of January 31,
	2026	2025
United States	$59,470	$59,181
United Kingdom	9,151	10,633
All other countries(1)	9,837	7,730
Total long-lived assets, net	$78,458	$77,544
________________
(1)No individual country within All other countries comprises more than 10% of Total long-lived assets, net.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2026	2025
Prepaid expenses	$20,879	$16,965
Payment processor advances(1)	13,231	6,801
Tax receivable	4,267	3,196
Other current assets	16,864	8,666
Total prepaid expenses and other current assets	$55,241	$35,628
________________
(1)Payment processor advances represent amounts prefunded to and held by payment processors in order to fund future customer spend.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2026	2025
Accrued compensation and employee benefits	$41,636	$28,970
Employee contributions under employee stock purchase plan	2,515	—
Accrued expenses	34,963	27,354
Amounts due to travel supply partners(1)	69,137	41,665
Reward liability(2)	12,337	11,408
Customer deposits and collateral	26,357	14,319
Corporate tax payable	990	4,640
Indirect tax payable	6,404	3,489
Early exercise liability	104	976
Accrued interest	781	2,642
Other	2,029	1,335
Total accrued expenses and other current liabilities	$197,253	$136,798
________________
(1)This balance represents the timing difference of when the Company charges customers for certain travel booking transactions, and when the balance is remitted to travel supply partners or needs to be refunded.
(2)This balance represents both (i) Navan-funded rewards, which includes the value of earned rewards we expect to be redeemed by users prior to expiration, and (ii) customer funded rewards, which are payments made by our platform customers to fund future redemptions by their employees.

Other Non-Current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	As of January 31,
	2026	2025
Loss contingency reserves(1)	$8,934	$8,120
Deferred tax liability	1,007	7,655
Taxes payable for unrecognized tax benefits	2,866	2,288
Redeemable convertible preferred stock warrant liability	—	427
NOW Scheme contingency payable(2)	4,338	3,806
Other non-current liabilities	821	653
Total other non-current liabilities	$17,966	$22,949
________________
(1)Loss contingency reserves consist of accruals related primarily to employment taxes.
(2)Refer to Note 13 — Commitments and Contingencies for further information on the NOW Scheme.

Other Income (Expense), Net
The components of other income (expense), net were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Foreign currency exchange gains (losses), net	$11,642	$(4,697)	$(789)
Interest income	9,237	5,618	4,519
SAFE issuance costs expensed	(2,913)	—	—
Other, net	(693)	(994)	6,363
Total other income (expense), net	$17,273	$(73)	$10,093
NOTE 5 – LEASES
Our operating leases primarily include leases for office space in various locations around the world under non-cancellable operating lease arrangements that expire at various dates through fiscal year 2033. Certain leases contain escalation clauses and renewal options. Generally, our leases have no purchase options, residual value guarantees or material covenants. Our leases require us to pay certain operating expenses, such as taxes, repairs and insurance.
The components of lease cost include fixed payments on our operating leases, fixed payments on our short-term leases and variable lease payments. Variable lease payments consist of common area maintenance, utilities reimbursed to the landlord, taxes and other costs and are expensed as incurred. The components of lease cost were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Operating lease costs	$17,994	$15,047	$15,393
Short-term lease costs	2,006	3,234	6,467
Variable lease costs	2,020	2,139	1,853
Total lease costs	$22,020	$20,420	$23,713
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$18,121	$12,864	$15,518
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,560	$9,773	$22,507
Increase (decrease) of lease liabilities due to lease modifications	$812	$2,240	$(2,745)
Increase (decrease) of right-of-use assets due to lease modifications	$812	$3,032	$(2,745)
Termination of operating lease liabilities	$168	$909	$321
Termination of operating lease right-of-use assets	$164	$806	$284
During the year ended January 31, 2024, we agreed to an early termination of our office lease in Dallas, Texas and paid an aggregate of $5.5 million in early termination fees. The early termination is treated as a lease modification in the supplemental cash flow information included in the above table.

Supplemental disclosure information related to leases was as follows:

	As of January 31,
	2026	2025
Weighted-average remaining lease term for operating leases	4.5 years	5.4 years
Weighted-average discount rate	10.8%	11.1%
Maturities of lease liabilities as of January 31, 2026 were as follows (in thousands):

Year Ended January 31,	Amount
2027	$16,467
2028	15,048
2029	9,934
2030	7,831
2031	7,306
Thereafter	6,076
Total lease payments	62,662
Less: imputed interest	(13,102)
Present value of lease liabilities	$49,560
NOTE 6 – BUSINESS COMBINATIONS
Shorebird Technologies Private Limited
On May 17, 2023, we acquired all of the outstanding stock of Shorebird Technologies Private Limited (Tripeur), an Indian-based travel management company for an aggregate purchase price of $7.2 million paid in cash. The acquisition was accounted for as a business combination and is expected to increase our market share as a provider of travel, corporate card and expense management solutions in India. Acquisition costs related to the Tripeur acquisition were approximately $0.3 million and were expensed as incurred.
The purchase price was allocated to the following assets and liabilities: $6.3 million to goodwill, $0.5 million to intangible assets for acquired developed technology, $0.8 million to current assets, $0.4 million to other assets and $0.8 million to current liabilities.
Goodwill was primarily attributed to the assembled workforce and expanded market opportunities from the Tripeur acquisition. None of the goodwill is deductible for U.S. federal income tax purposes. The acquired developed technology has an estimated useful life of two years.
The financial results of Tripeur are included in our consolidated financial statements from the date of acquisition. Tripeur’s financial results have not been material to date. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the consolidated statements of operations.
Regent International S.R.L
On June 4, 2024, the Company acquired all outstanding stock of Regent International S.R.L. (“Regent”), a travel and event management company based in Rome, Italy for an aggregate purchase price of $7.9 million in cash. Of the aggregate purchase price, $6.6 million was paid at closing and the remaining $1.3 million was deferred. No deferred payments remain outstanding as of January 31, 2026.
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
The financial results of Regent are included in our consolidated financial statements from the date of acquisition. The financial results and pro forma results of Regent from the date of acquisition are not material and are not separately presented.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying value of goodwill (in thousands):

Carrying Amount
Balance as of January 31, 2024	$220,541
Goodwill arising from acquisitions	4,006
Foreign currency translation impact	(4,819)
Balance as of January 31, 2025	$219,728
Foreign currency translation impact	21,581
Balance as of January 31, 2026	$241,309
There were no impairments of goodwill recognized during the years ended January 31, 2026, 2025 and 2024, respectively.
Intangible Assets
Intangible assets consisted of the following (in thousands, except years data):

	As of January 31, 2026
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	7.7	29,978	(11,167)	18,811
Domain names	11.8	587	(124)	463
Total intangible assets		$30,565	$(11,291)	$19,274

	As of January 31, 2025
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Trade names	15.2	$43,579	$(8,601)	$34,978
Customer relationships	8.6	27,989	(7,921)	20,068
Developed technology	0.3	507	(422)	85
Domain names	12.8	587	(85)	502
Total intangible assets		$72,662	$(17,029)	$55,633
During the years ended January 31, 2026, 2025, and 2024, amortization expense related to intangible assets of $41.3 million, $5.0 million, and $4.8 million, respectively, was recorded in sales and marketing expense, and $0.1 million, $0.3 million, and $1.5 million, respectively was recorded in cost of revenue within the consolidated statements of operations.
During the year ended January 31, 2026, we announced the retirement of the R&M brand for the purposes of conducting new corporate travel sales. As a result, we fully accelerated the recognition of amortization expense related to the R&M trade name intangible asset, and recognized $36.2 million of amortization expense recorded in sales and marketing expense during the year ended January 31, 2026.
The expected future amortization expenses related to intangible assets as of January 31, 2026 were as follows (in thousands):

Year Ended January 31,	Amount
2027	$2,726
2028	2,526
2029	2,507
2030	2,427
2031	2,186
Thereafter	6,902
Total	$19,274
There were no impairments of intangible assets recognized during the years ended January 31, 2026, 2025 and 2024.

NOTE 8 – DEBT
The Company had the following debt outstanding (in thousands):

	As of January 31,
	2026	2025
Convertible notes	$—	$125,000
Warehouse credit facility	118,174	214,238
Trade loan facility	—	45,000
ABL facility	6,000	—
Notes payable:
2022 promissory note	—	150,000
Other debt	621	968
Total notes payable	621	150,968
Total principal amount of debt and borrowings	124,795	535,206
Less: unamortized debt discount and issuance costs	—	(11,324)
Plus: accrued interest	—	94,056
Net carrying value of debt and borrowings	$124,795	$617,938
Warehouse Credit Facility
In November 2022, Liquid Labs SPV, LLC (“Liquid Labs”), a wholly-owned subsidiary of the Company, entered into a loan agreement with a group of lenders for a revolving warehouse credit facility (“Warehouse Credit Facility”). Under the original terms of the agreement, the Warehouse Credit Facility had a maturity date of February 18, 2025, or earlier pursuant to the loan agreement, and had a total commitment amount of $200.0 million, consisting of a Class A facility and a Class B facility for $171.1 million and $28.9 million, respectively. The original terms also included a minimum utilization of 50% of the committed amount. Any unused portion of the Warehouse Credit Facility will bear interest at 0.5% per annum. The Warehouse Credit Facility was established to finance the Company’s corporate payments offering. Borrowings on the Warehouse Credit Facility bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the loan agreement. Borrowings under the Warehouse Credit Facility are secured by the corporate card receivables.
The Warehouse Credit Facility has been amended multiple times over the term. During the year ended January 31, 2026, we executed amendments to extend the term of the Warehouse Credit Facility through February 18, 2028, and to reduce the minimum utilization to 40% of the committed amount. As of January 31, 2026, the borrowing capacity under the Warehouse Credit Facility is $250.0 million.
The Warehouse Credit Facility contains mandatory and optional redemption features upon an event of default and other potential additional interest provisions that are bifurcated and treated as embedded derivative liabilities under the accounting guidance ASC 815, Derivatives and Hedging. At inception of the Warehouse Credit Facility, and as of January 31, 2026, the fair value of the embedded derivative liabilities was determined to be immaterial.
We incurred upfront commitment fees of $2.0 million for the Warehouse Credit Facility when the agreement was executed, an incremental $1.4 million upon the execution of various amendments in the year ended January 31, 2025, and an incremental $2.8 million upon the extension of the Warehouse Credit Facility during the year ended January 31, 2026. These upfront commitment fees were recorded as a deferred cost asset on the balance sheet and are amortized on a straight-line basis as incremental interest expense.

During the years ended January 31, 2026 and 2025, we drew down an aggregate of $35.0 million, and $37.8 million, respectively and we repaid $131.1 million and $30.0 million, respectively, on the Warehouse Credit Facility.
During the years ended January 31, 2026, 2025 and 2024, we recognized $15.6 million, $22.9 million, and $15.0 million, respectively, of interest expense, comprised of $14.3 million, $21.4 million, and $14.0 million, respectively, of interest paid and payable, and $1.3 million, $1.5 million, and $1.0 million respectively, for the amortization of debt issuance costs.
As of January 31, 2026 and 2025, we remain in compliance with the covenants of the loan agreement.
ABL Facility
In March 2025, the Company executed an asset-based lending revolving line of credit (the “ABL Facility”) with Citibank, N.A. (“Citibank”), as agent for the lenders, which matures in March 2028. The ABL Facility has a borrowing limit of $100.0 million and incurs interest at SOFR plus 2.5%. Any unused portion of the ABL Facility will bear interest at 0.25% per annum. The available borrowings are based on eligible U.S. and UK travel receivables. Repayment is required if borrowings exceed stated limits. We may voluntarily prepay outstanding borrowings at any time without premium or penalty, other than customary breakage costs. We incurred fees of $1.6 million associated with entering into the ABL Facility, which are capitalized and amortized over the term.
As of January 31, 2026, the Company had a total outstanding balance of $6.0 million on the ABL Facility. The ABL Facility contains certain affirmative or negative covenants including, among other things, restrictions on repurchases of stock, dividends, and other distributions. As of January 31, 2026, we were in compliance with all covenants.
During the year ended January 31, 2026, we recognized $2.9 million of interest expense, comprised of $2.4 million of interest paid and payable, and $0.5 million for the amortization of debt issuance costs.
Contractual principal payments
Future payments of principal associated with other notes payable are as follows (in thousands):

Fiscal Year	Amount
2027	204
2028	344
2029	73
2030	—
2031	—
Thereafter	—
Total debt outstanding	$621
Less: Notes payable, current	(584)
Notes payable, non-current	$37
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
The convertible notes also contained embedded features, including conversion options that were exercisable upon the occurrence of various contingencies. The conversion options involved a discount to the conversion price ranging from 20% to 35% that increased with the passage of time. The share-settled redemption features of the convertible notes represented embedded derivatives requiring bifurcation. We recorded the initial fair value of the embedded derivative liability of $43.1 million as a discount on the convertible notes’ face amount. Refer to Note 3 — Investments and Fair Value Measurements for additional detail regarding the embedded derivative liability. The debt discount was amortized to interest expense at an effective interest rate of 13.5% through the extended maturity date. If no conversion or settlement event was triggered prior to the notes’ maturity, the convertible notes would have been redeemed at a 12.5% internal rate of return (“IRR”). The 12.5% IRR payout at maturity was incorporated into the effective interest rate calculation.
As of January 31, 2025, the convertible notes were presented within convertible notes on the consolidated balance sheets at their original issuance value plus PIK interest, net of the unamortized debt discount and issuance costs, and were not marked to fair value at each reporting period.
In connection with the IPO, the convertible notes automatically converted into 12,827,963 shares of Class A common stock at a 35% discount to the IPO price. The Company recognized an $84.1 million loss on the debt extinguishment. The loss on extinguishment of debt was recognized within the consolidated statements of operations during the year ended January 31, 2026.
Interest expense related to the convertible notes was as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Amortization of debt discount	$1,327	$6,124	$9,267
Amortization of debt issuance costs	89	409	618
PIK interest	18,107	21,174	16,155
Total non-cash interest expense	$19,523	$27,707	$26,040
SAFEs
During the year ended January 31, 2026, we entered into SAFEs with multiple investors in exchange for cash proceeds of $155.0 million, with an interest rate of 12% per annum. We issued common stock warrants to investors together with the SAFEs. Refer to Note 3 — Investments and Fair Value Measurements for further information regarding the common stock warrants.
We incurred debt issuance costs of $2.9 million in connection with the issuance of the SAFEs and common stock warrants, which were expensed when incurred and are presented within other income (expense), net in the accompanying consolidated statements of operations.
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
Upon closing of the Vista Facility, the common stock warrants had a fair value of $11.0 million which was recorded as a debt discount. We incurred $3.6 million of debt issuance costs, which were recorded as a reduction to the debt liability. The debt discount and debt issuance costs were amortized to interest expense at an effective interest rate of 12.8% over the term of the loan. The common stock warrants were recorded within the consolidated balance sheets as additional paid-in capital.
In connection with the IPO, we paid $133.7 million to settle the Vista Facility and recognized a $13.3 million loss on the debt extinguishment. We did not incur a prepayment penalty under the terms of the facility because we prepaid the Vista Facility in connection with a qualified IPO. The loss on extinguishment of debt was recognized within the consolidated statements of operations during the year ended January 31, 2026. We were in compliance with all affirmative or negative covenants as of the settlement date. The common stock warrants issued in connection with the Vista Facility were net exercised for 486,005 shares of Class A common stock in connection with the IPO.
Interest expense related to the Vista Facility was as follows (in thousands):

Year Ended January 31,
2026
Amortization of debt discount	$1,108
Amortization of debt issuance costs	366
PIK interest	1,355
Cash interest	8,395
Total interest expense	$11,224
Trade Loan Facility
In June 2024, the Company entered into a loan agreement with Citibank for an uncommitted revolving line of credit facility (“Trade Loan Facility”), which was subsequently amended in July 2024 with changes to certain legal requirements. The loan agreement provided for a credit facility of up to $45.0 million. Borrowings under the facility required repayment subject to the terms of each borrowing request, subject to a maximum term of 90 days. Borrowings on the Trade Loan Facility incurred interest on a floating rate based on SOFR plus 2%. Borrowings under the Trade Loan Facility were secured by the Company’s billed accounts receivables. During the year ended January 31, 2026, we paid $45.3 million to settle the Trade Loan Facility, comprised of $45.0 million for the outstanding balance and $0.3 million for interest. No balances remain outstanding as of January 31, 2026.
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
In February 2025, we paid $198.1 million to settle the 2022 Promissory Note and recognized a $20.5 million loss on the debt extinguishment. The loss on extinguishment of debt is recognized within the consolidated statements of operations. We were in compliance with all affirmative or negative covenants as of the settlement date.
Interest expense related to the 2022 Promissory Note was as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Amortization of debt discount	$298	$4,147	$3,295
Amortization of debt issuance costs	3	35	28
PIK interest	839	12,831	11,910
Cash interest	448	6,843	6,335
Total interest expense	$1,588	$23,856	$21,568
NOTE 9 – VARIABLE INTEREST ENTITIES
VIEs are legal entities that lack sufficient equity to finance their activities without future subordinated financial support. We consolidate the assets and liabilities of VIEs in which we hold a variable interest and are the primary beneficiary.
Liquid Labs
In August 2022, we created Liquid Labs, a Delaware limited liability company, with the Company as the sole shareholder. Liquid Labs was established to facilitate the funding of the corporate card offering by purchasing receivables from the Company using proceeds from the Warehouse Credit Facility. Refer to Note 8 — Debt for further information on the Warehouse Credit Facility.
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
Pursuant to the contractual arrangements with Liquid Labs, the Company has the power to direct activities of the VIE and can have assets transferred freely out of the VIE without any restrictions. Therefore, we have determined that there is no asset of the consolidated VIE that can be used only to settle obligations of the VIE. The creditors of the consolidated VIE do not have recourse to the Company other than to the assets of the consolidated VIE. As a result, the material liabilities of the VIE are separately presented within the consolidated balance sheets.

The carrying amounts of Liquid Labs’ assets and liabilities included in our consolidated balance sheets are summarized below (in thousands):

	As of January 31,
	2026	2025
Balance Sheet Data of Liquid Labs
Restricted cash, current	$7,142	$57,535
Corporate card receivables(1)	$199,249	$158,124
Prepaid expenses and other current assets	$1,281	$1,001
Other non-current assets	$1,388	$83
Accrued expenses and other current liabilities	$8,560	$1,552
Warehouse Credit Facility	$118,174	$214,238
________________
(1)Corporate card receivables as of January 31, 2026 and 2025 represent pledged customer receivables from Navan, Inc. to Liquid Labs.
NOTE 10 – EQUITY INCENTIVE PLANS
2015 Equity Incentive Plan and 2025 Equity Incentive Plan
In September 2025, the Company’s Board of Directors (the “Board of Directors”) adopted, and in     October 2025, the stockholders approved, the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan became effective upon the effectiveness of the registration statement for the Company’s IPO. No further grants will be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2025 Plan, the “Plans”). The 2025 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of our affiliates. The Company’s default tax withholding method for RSUs is the sell-to-cover method, with the exception of RSUs settled in connection with the IPO for which the Company applied the net settlement method.
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
As of January 31, 2026, 37,811,841 shares of Class A common stock remain available for issuance under the 2025 Plan.
The exercise price of options granted under the Plans must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant as determined by the Board of Directors. During the year ended January 31, 2026, no options have been granted to purchase stock at a price less than its fair value as determined by the Board of Directors at the time of grant.

Early Exercise of Common Stock — Certain stock options granted under the 2015 Plan provide option holders the right to elect to exercise unvested options in exchange for shares of common stock. Such unvested shares of common stock are subject to a repurchase right held by the Company at the original issuance price in the event the optionee’s service to the Company is terminated either voluntarily or involuntarily. The repurchase right lapses as the underlying shares vest. The proceeds from the early exercise of stock options are treated as a refundable deposit and are recorded within accrued expenses and other liabilities on the consolidated balance sheets, and reclassified to additional paid-in capital as the Company’s repurchase right lapses. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares of common stock outstanding in the consolidated balance sheets and statements of redeemable convertible preferred stock and stockholders’ deficit.
As of January 31, 2026, 2025, and 2024, there were 5,284, 49,761, and 133,332 shares, respectively, subject to repurchase due to early exercises and the corresponding liability was $0.1 million, $1.0 million, and $2.6 million, respectively.
Stock Options — Options granted under the Plans continue to vest until the last day of employment and generally vest over 4 years and expire 10 years from the date of grant. The fair value of the stock options granted was estimated using the following assumptions in the Black-Scholes option pricing model:

Year Ended January 31,
	2026	2025	2024
Expected volatility	56.40% - 58.49%	56.09% - 60.19%	59.13% - 61.13%
Risk-free interest rate	3.79% - 4.07%	3.86% - 4.60%	3.49% - 4.71%
Expected term (in years)	5.23 - 6.08	5.41 - 6.06	5.23 - 6.38
Expected dividend yield	—%	—%	—%
The following table summarizes stock option activity for the year ended January 31, 2026 (in thousands, except price per share, share and years data):

	Number of Stock Options Outstanding	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2025	40,971,097	$12.80	7.0	$402,471
Granted	3,571,419	$23.35
Exercised	(3,002,251)	$7.97		$49,674
Cancelled/forfeited/expired	(2,256,780)	$16.49
Balance as of January 31, 2026	39,283,485	$13.91	5.7	$55,743
Vested and expected to vest as of January 31, 2026	39,283,485	$13.91	5.7	$55,743
Exercisable as of January 31, 2026	30,895,271	$12.49	5.1	$55,743
The weighted-average grant date fair value of options granted during the years ended January 31, 2026, 2025 and 2024, was $13.76, $11.87 and $10.78 per share, respectively. The intrinsic value of options exercised for the years ended January 31, 2026, 2025 and 2024, was $49.7 million, $9.1 million, and $6.0 million respectively. The aggregate grant-date fair value of options that vested during the years ended January 31, 2026, 2025 and 2024, was $73.4 million, $135.9 million and $73.8 million, respectively. As of January 31, 2026, there was approximately $97.7 million of unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units with Performance Conditions
The following table summarizes the activity related to RSUs with performance-based conditions for the year ended January 31, 2026:

	Number of Shares Subject to RSUs	Weighted-Average Grant Date Fair Value
Unvested Balance as of January 31, 2025	4,551,847	$20.14
Granted	4,549,447	$24.09
Forfeited	(829,762)	$21.46
Vested	(2,049,351)	$19.48
Unvested and outstanding as of January 31, 2026	6,222,181	$23.07
During the year ended January 31, 2026, the Company recognized $101.8 million of stock-based compensation expense for RSUs with performance-based vesting conditions. The performance-based vesting condition was satisfied upon the effective date of our registration statement on Form S-1 in connection with our IPO. In connection with the IPO, we recognized a one-time cumulative stock-based compensation expense charge of $81.8 million using the accelerated attribution method for RSUs for which the service-based vesting condition had been fully or partially satisfied prior to the IPO, and we capitalized $0.9 million related to software development. As of January 31, 2026, there was approximately $82.5 million of unrecognized stock-based compensation expense related to RSUs with performance-based vesting conditions that have not met the service condition, which is expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock Units with Service-Only Conditions
The following table summarizes the activity related to RSUs with service-only conditions for the year ended January 31, 2026:

	Number of Shares Subject to RSUs	Weighted-Average Grant Date Fair Value
Unvested balance as of January 31, 2025	102,000	$22.38
Granted	3,092,204	$20.54
Forfeited	(73,309)	$21.89
Vested	(31,875)	$22.38
Unvested and outstanding as of January 31, 2026	3,089,020	$20.55

During the year ended January 31, 2026, the Company recognized $6.2 million of stock-based compensation expense for RSUs with service-only vesting conditions. As of January 31, 2026, there was approximately $58.1 million of unrecognized compensation cost related to these unvested RSUs, which is expected to be recognized over a weighted-average period of 3.6 years. Stock-based compensation expense recognized for RSUs with service-only conditions was not material during the year ended January 31, 2025. No stock-based compensation expense was recognized for RSUs with service-only conditions during the year ended January 31, 2024.

Stock-based Compensation Expense
Stock-based compensation is included in the following components of expenses within the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cost of revenue	$9,980	$4,577	$4,751
Research and development	49,142	30,408	27,039
Sales and marketing	46,080	17,077	15,872
General and administrative	76,887	24,919	28,189
Total stock-based compensation expense, net of amounts capitalized	$182,089	$76,981	$75,851
Capitalized stock-based compensation	4,933	2,319	1,130
Total stock-based compensation cost	$187,022	$79,300	$76,981
During the year ended January 31, 2026 , the Company modified certain stock option and RSU awards for certain employees. The modifications provided for accelerated vesting and an extended post-termination exercise period. The Company recognized stock-based compensation expense of $7.9 million during the year ended January 31, 2026 in connection with the modifications.
During the years ended January 31, 2025 and 2024, the Company modified certain stock option awards in connection with the termination of select former employees. The modifications included accelerated vesting and extension of the post-termination exercise period. The Company measured the modification charge as the difference between the fair value of the modified awards and the fair value of the original awards immediately prior to the modification. The incremental fair value associated with the modified awards during the years ended January 31, 2025 and 2024 was $2.1 million and $5.0 million, respectively, which was recognized at the modification date.
Additionally, during the year ended January 31, 2025, the Company modified stock options for 2,254 current employees, one former employee and one member of the Board of Directors by amending the exercise price of the stock options. As a result of the modification, the Company recognized incremental stock-based compensation expense of $6.0 million for vested stock options on the modification date. An additional $7.0 million of incremental stock-based compensation expense will be recognized for unvested stock options over a weighted average period of 2.3 years as of the modification date.
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
The fair value of the shares to be granted during the initial offering period under the 2025 ESPP was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

Year Ended January 31,
2026
Expected volatility	46.52% - 50.93%
Risk-free interest rate	3.66% - 3.79%
Expected term (in years)	0.59 - 1.10
Expected dividend yield	—%
The Company recognized $0.5 million of stock-based compensation expense related to the ESPP during the year ended January 31, 2026. As of January 31, 2026, total unrecognized stock-based compensation expense related to the ESPP was $1.7 million, which will be amortized over a period of 0.7 years.
As of January 31, 2026, no shares were purchased under the 2025 ESPP.
NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)
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
The following tables summarize the Company’s outstanding redeemable convertible preferred stock (collectively, the “Preferred Stock”, as of January 31, 2025 and prior to the completion of the Company’s IPO, (in thousands, except price per share amounts and share data):

	As of January 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Original Issuance Price Per Share	Liquidation Amount	Carrying Value
Series Seed	16,934,856	16,934,839	$0.25	$4,181	$4,729
Series A	20,382,688	20,382,673	$0.50	10,125	10,288
Series A-1	21,353,147	21,353,143	$0.59	12,500	12,670
Series B	27,505,170	27,465,006	$1.87	51,225	51,153
Series C	21,158,278	19,770,427	$7.21	142,454	142,398
Series C-1	1,387,848	1,387,848	$7.21	10,000	9,996
Series D	12,592,724	12,592,720	$22.23	279,917	279,676
Series E	13,859,852	13,859,845	$26.12	362,000	361,700
Series F	8,501,429	8,501,424	$32.35	275,000	274,827
Series G	8,010,956	2,670,319	$37.45	100,000	99,794
Series G-1	5,340,637	1,441,963	$37.45	54,000	53,890
	157,027,585	146,360,207		$1,301,402	$1,301,121
As of January 31, 2026, there were no shares of redeemable convertible preferred stock issued and outstanding.

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
The holders of both Class A and Class B common stock are entitled to receive dividends pro rata, on an equal priority, pari passu basis whenever funds are legally available therefore and when, as, and if declared by the Board of Directors.
Common stock reserved for issuance as of January 31, 2026 and 2025 are summarized as follows:

	As of January 31,
	2026	2025
Redeemable convertible preferred stock	—	146,360,207
Stock options issued and outstanding	39,283,485	40,971,097
RSUs issued and outstanding	9,311,201	4,653,847
Shares of common stock available for future grants	37,811,841	5,486,445
Redeemable convertible preferred stock warrants	—	40,160
Total common stock reserved for issuance	86,406,527	197,511,756
NOTE 12 - INCOME TAXES
Loss before income tax expense is as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
United States	$(389,326)	$(206,209)	$(345,485)
Foreign	(6,596)	34,701	19,361
Loss before income tax expense	$(395,922)	$(171,508)	$(326,124)

The components of income tax expense are as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Current:
Federal	$—	$(259)	$(135)
State	259	128	36
Foreign	13,155	9,700	8,751
Total current tax expense	13,414	9,569	8,652
Deferred:
Federal	—	—	—
State	11	2	(52)
Foreign	(11,317)	(1)	(3,172)
Total deferred tax expense (benefit)	(11,306)	1	(3,224)
Total income tax expense	$2,108	$9,570	$5,428
During the years ended January 31, 2026 and 2025, certain non-US earnings that could be distributed tax efficiently have not been permanently reinvested where earned. As of January 31, 2026 and 2025, the Company’s deferred tax liability for additional taxes that would be incurred upon repatriation of the earnings that are no longer permanently reinvested was not material.
The income tax expense differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Loss before income tax expense	$(395,922)	$(171,508)	$(326,124)
Expected tax benefit at Federal Rate of 21%	(83,144)	(36,017)	(68,486)
State taxes	273	130	(16)
Taxes on foreign earnings	3,224	2,412	1,513
Stock-based compensation	2,833	4,943	4,811
Disallowed interest on debt	31,749	3,229	11,082
Research and development credits	(2,771)	(3,912)	(4,102)
Effects of cross-border tax laws	1,482	3,476	343
Non-deductible expenses	26,488	1,484	(147)
Change in valuation allowance	21,974	33,825	60,430
Total income tax expense	$2,108	$9,570	$5,428

The components of net deferred tax assets and liabilities consisted of the following (in thousands):

	Year Ended January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$222,333	$211,217
Research and development credits	20,508	18,156
Reserves and accruals	45,349	23,841
Depreciation and amortization	140	611
Capitalized research and development costs	57,838	52,012
Operating lease liabilities	9,817	12,100
Stock-based compensation	36,764	41,834
Total deferred tax assets	392,749	359,771
Less: Valuation allowance	(369,044)	(336,627)
Net deferred tax assets	23,705	23,144
Deferred tax liabilities:
Operating lease right-of-use asset	(8,527)	(10,499)
Reserves and accruals	(164)	(45)
Depreciation and amortization	(4,455)	(13,164)
Stock-based compensation	(341)	(621)
Total deferred tax liabilities	(13,487)	(24,329)
Total net deferred tax assets (liabilities)	$10,218	$(1,185)
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, the Company believes it is more likely than not that a portion of its net deferred tax assets may not be realized in the future. Accordingly, the Company established a full valuation allowance against its U.S. federal, certain states, and certain foreign deferred tax assets. The gross change in the total valuation allowance for the years ended January 31, 2026, 2025, and 2024 was an increase of approximately $32.4 million, $39.1 million, and $69.9 million respectively.
On July 4, 2025, the U.S. government enacted the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). OBBBA includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The provisions enacted by OBBBA did not result in a material impact to our provision for income taxes for the year ended January 31, 2026.
As of January 31, 2026, the Company had approximately $841.5 million of federal, $702.2 million of state, and $19.8 million of foreign net operating loss carryforwards as reported on our tax returns available to reduce future taxable income. Of the $841.5 million federal net operating loss carryforwards, $826.4 million may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $15.1 million will begin to expire in 2036. State NOL carryforwards will begin to expire in 2027, unless utilized. The foreign net operating loss carryforwards will carryforward indefinitely. As of January 31, 2026, the Company also had federal and state research and development tax credit carryforwards as reported on our tax returns of approximately $17.0 million and $13.2 million, respectively. The federal tax credits will expire at various dates beginning in 2036, unless utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

As of January 31, 2025, the Company had approximately $805.0 million of federal, $628.6 million of state, and $20.0 million of foreign net operating loss carryforwards as reported on our tax returns available to reduce future taxable income. Of the $805.0 million federal net operating loss carryforwards, $789.9 million may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remaining $15.1 million will begin to expire in 2036. State NOL carryforwards will begin to expire in 2027, unless utilized. The foreign net operating loss carryforwards will carryforward indefinitely. As of January 31, 2025, the Company also had federal and state research and development tax credit carryforwards as reported on our tax returns of approximately $15.5 million and $11.1 million, respectively. The federal tax credits will expire at various dates beginning in 2036, unless utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.
Federal and state tax laws impose substantial restrictions on the utilization of the net operating loss and credit carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of such ownership change. The Company has determined that it has experienced multiple ownership changes and, as a result, the annual utilization of its net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, the Company does not expect that the annual limitations will significantly impact its ability to utilize its net operating loss or tax credit carryforwards prior to expiration. Subsequent ownership changes in respect to these tax attributes may further affect the limitation in future years.
The Company recognizes uncertain tax positions in the consolidated financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. In the preparation of income tax returns in federal, foreign, and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of income tax laws. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of income tax expense in the Company’s consolidated financial statements. As of January 31, 2026, 2025 and 2024, the Company had unrecognized tax benefits of $10.9 million, $9.5 million, and $8.8 million, respectively, of which $2.3 million, $1.9 million, and $2.4 million, respectively, if recognized, would favorably impact the effective tax rate.
The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Beginning balance	$9,457	$8,783	$7,477
Additions based on tax position related to the current year	1,398	1,641	1,521
Additions for tax positions for the prior year	307	68	361
Decrease related to prior year tax positions	(159)	(241)	(386)
Decrease related to expiration of statute of limitations	(99)	(794)	(190)
Ending balance	$10,904	$9,457	$8,783
The Company includes interest and penalties related to unrecognized tax benefits through income tax expense. As of January 31, 2026 and 2025, the amount of accrued interest and penalties related to uncertain tax positions was $0.6 million and $0.4 million.
Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company files federal, state, and foreign tax returns with varying statutes of limitations. The tax years since inception of the Company in 2015 remain open to examination due to the carryover of unused net operating losses and tax credits.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties primarily related to the purchase of cloud hosting arrangements and software subscriptions. The table below presents the summarized purchase obligations as of January 31, 2026 (in thousands):

	Payments Due By Period as of January 31, 2026
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Purchase obligations	$39,575	$18,922	$20,653	$—	$—
Litigation
The Company is currently involved in, and may in the future be involved in, legal proceedings and administrative proceedings, disputes or claims. The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis.
Securities and Derivative Litigation
On February 23, 2026, a putative securities class action complaint was filed against the Company, its directors and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that the Defendants violated the Securities Act of 1933, as amended, by making materially false and misleading statements about our sales and marketing expenses in our IPO offering documents. Motions for the lead plaintiff are due April 24, 2026. The Company intends to vigorously defend itself. Given the recent filing of the lawsuit, the Company cannot estimate a possible loss as of January 31, 2026.
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
During the year ended January 31, 2023, the Company received a tentative payment schedule from the Dutch government. The NOW Scheme liability balances as of January 31, 2026 and 2025, and the changes during the year ended January 31, 2026 are as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$4,315
Repayments	—
Foreign currency translation impact	604
Balance as of January 31, 2026	$4,919
Less: balance in accrued expenses and other current liabilities	(581)
Balance in other non-current liabilities	$4,338
As of January 31, 2026, the Company’s application for relief is still under review with the governmental authorities.
NOTE 14 – EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) defined contribution retirement plan (the “401(k) Plan”) covering certain U.S. employees. Participants may contribute a portion of their compensation to the 401(k) Plan, subject to limitations under the Internal Revenue Code. During the year ended January 31, 2024, the Company paused 401(k) Plan matching contributions for employees. The Company also maintains certain other defined contribution plans outside of the United States, for which it provides contributions for participating employees in the regions in which matching contributions is applicable. The Company’s contributions for all defined contribution retirement plans was $8.2 million, $6.1 million, and $7.4 million for the years ended January 31, 2026, 2025, and 2024, respectively.
NOTE 15 – NET LOSS PER SHARE
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended January 31,
	2026	2025	2024
Net loss	$(398,030)	$(181,078)	$(331,552)
Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	97,795,703	45,271,666	44,583,919
Net loss per share attributable to common stockholders, basic and diluted	$(4.07)	$(4.00)	$(7.44)
During the years ended January 31, 2026, 2025, and 2024, the Company was in a net loss position. As a result, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of January 31,
	2026	2025	2024
Redeemable convertible preferred shares	—	146,360,207	146,360,207
Stock options issued and outstanding	39,283,485	40,971,097	41,769,970
RSUs issued and outstanding	9,311,201	4,653,847	948,938
ESPP	819,987	—	—
Warrants to purchase redeemable convertible preferred stock	—	40,160	40,160
Shares of common stock subject to repurchase	5,284	49,761	133,332
Convertible notes	—	12,946,170	13,980,833
Total antidilutive securities	49,419,957	205,021,242	203,233,440

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the fiscal year ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION.
During the quarter ended January 31, 2026, our directors and officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:
On January 6, 2026, Ariel Cohen, our co-founder, Chief Executive Officer and chairperson of our board of directors, and certain trusts affiliated with Mr. Cohen adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that will expire on October 31, 2026. The trading plan provides for the potential sale of (i) up to 225,000 shares of our class A common stock and (ii) up to 433,098 additional shares of our class A common stock issuable upon vesting and settlement of RSUs, excluding any shares withheld by us or sold to satisfy tax withholding obligations arising from the vesting of such RSU awards.
On January 6, 2026, Ilan Twig, our co-founder, Chief Technology Officer, and member of our board of directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that will expire on September 30, 2026. The trading plan provides for the potential sale of up to 220,211 shares of our class A common stock issuable upon vesting and settlement of RSUs, excluding any shares withheld by us or sold to satisfy tax withholding obligations arising from the vesting of RSU awards.
On January 5, 2026, Michael Sindicich, our President, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that will expire on December 31, 2026. The trading plan provides for the potential sale of (i) up to 33,510 shares of our class A common stock (ii) up to 46,743 additional shares of our class A common stock issuable upon vesting and settlement of RSUs, excluding any shares withheld by us or sold to satisfy tax withholding obligations arising from the vesting of such RSU awards, and (iii) up to 81,272 shares of our common class A common stock subject to stock options previously awarded to Mr. Sindicich and exercisable on or prior to December 31, 2026.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We maintain a Code of Business Conduct and Ethics that is applicable to all our employees, officers and directors. Our Code of Business Conduct and Ethics is available on our Investor Relations website at investors.navan.com under “Governance - Documents and Charters.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Global Code of Conduct by posting such information on the website address and location specified above. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference into this Annual Report on Form 10-K the information on or accessible through our website.
We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.
3.Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Navan, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025).
3.2	Amended and Restated Bylaws of Navan, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025).
4.1	Form of Class A Common Stock Certificate of Navan, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025).
4.2
Amended and Restated Investors’ Rights Agreement among TripActions, Inc. (n/k/a/ Navan, Inc.) and certain holders of its capital stock, dated July 28, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on September 19, 2025).

4.3#	Description of Securities.
10.1^
Exchange Agreement among Navan, Inc., Ariel Cohen, Ilan Twig, and certain other affiliated parties, dated October 29, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025).

10.2^
Equity Exchange Right Agreement between Navan, Inc. and Ariel Cohen, dated October 29, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025).

10.3^
Equity Exchange Right Agreement between Navan, Inc. and Ilan Twig, dated October 29, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025).

10.4+	Navan, Inc. 2025 Equity Incentive Plan and related form agreements (incorporated by reference to Exhibit 10.4 to the Registrant’s Periodic Report on Form 10-Q filed on December 15, 2025).
10.5+
Navan, Inc. 2025 Employee Stock Purchase Plan and related form agreements (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025).

10.6+
Navan, Inc. Non-Employee Director Compensation Policy, effective as of October 29, 2025 (incorporated by reference to Exhibit 10.6 to the Registrant’s Periodic Report on Form 10-Q filed on December 15, 2025).

10.7+	Navan, Inc. Cash Incentive Bonus Plan, effective as of October 29, 2025 (incorporated by reference to Exhibit 10.7 to the Registrant’s Periodic Report on Form 10-Q filed on December 15, 2025).
10.8+	Confirmatory Offer Letter between Ariel Cohen and Navan, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025).
10.9+	Confirmatory Offer Letter between Michael Sindicich and Navan, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025).
10.10+	Confirmatory Offer Letter between Ilan Twig and Navan, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025).
10.11
Form of Indemnity Agreement between Navan, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 19, 2025).

10.12+
Form of Change of Control and Severance Agreement between Navan, Inc. and each of its named executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025).

10.13+#	Transition and Separation Agreement between Amy Butte and Navan, Inc., dated December 12, 2025.
10.14+#	Confirmatory Offer Letter between Anne Giviskos and Navan, Inc.
10.15+#	Retention Agreement between Anne Giviskos and Navan, Inc., dated December 12, 2025.
10.16#^*	Revolving Credit and Security Agreement among Liquid Labs SPV, LLC, a wholly owned subsidiary of Navan, Inc., and Goldman Sachs Bank USA, dated November 18, 2022, as amended.
10.17^*
Credit Agreement among Navan, Inc., Reed & Mackay Travel Inc., Reed & Mackay Travel Limited, and Citibank, N.A., dated March 14, 2025 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A, filed on October 10, 2025).

10.18
Triple Net Space Lease (Single Tenant), between 3045 Park Property LLC and TripActions, Inc. (n/k/a/ Navan, Inc.), dated June 24, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on September 19, 2025).

19.1#	Navan Inc. Insider Trading Policy, as amended through March 3, 2026.
21.1#	List of Subsidiaries of Navan, Inc.
23.1#	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page hereto).
31.1#	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Incentive Compensation Recoupment Policy.
101#	The following financial information from the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
104#	Cover Page Interactive Data File (embedded within the iXBRL document).

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

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 2, 2026

Navan, Inc.

By:	/s/ Ariel Cohen
Name:	Ariel Cohen
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Aurélien Nolf
Name:	Aurélien Nolf
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Anne Giviskos
Name:	Anne Giviskos
Title:	Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Ariel Cohen, Aurélien Nolf, and Howard Baik, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ariel Cohen	Chairperson of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 2, 2026
Ariel Cohen

/s/ Aurélien Nolf	Chief Financial Officer (Principal Financial Officer)	April 2, 2026
Aurélien Nolf

/s/ Anne Giviskos	Chief Accounting Officer (Principal Accounting Officer)	April 2, 2026
Anne Giviskos

/s/ Ben Horowitz	Director	April 2, 2026
Ben Horowitz

/s/ Arif Janmohamed	Director	April 2, 2026
Arif Janmohamed

/s/ Michael Kourey	Director	April 2, 2026
Michael Kourey

/s/ Clara Liang	Director	April 2, 2026
Clara Liang

/s/ Sandesh Patnam	Director	April 2, 2026
Sandesh Patnam

/s/ Ilan Twig	Chief Technology Officer and Director	April 2, 2026
Ilan Twig

/s/ Shai Weiss	Director	April 2, 2026
Shai Weiss

/s/ Anré Williams	Director	April 2, 2026
Anré Williams

/s/ Oren Zeev	Director	April 2, 2026
Oren Zeev