Form 10-Q
period 2026-04-30
Navan, Inc.
filed 2026-06-11
CIK 1639723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
Yes ☐ No ☒
As of June 4, 2026, Navan, Inc. had outstanding 239,026,566 shares of Class A common stock, par value of $0.00000625, and 15,304,696 shares of Class B common stock, par value $0.00000625.

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
•our ability to drive adoption and expansion of our additional offerings, including Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure;
•our ability to continue developing, improving, and implementing artificial intelligence (“AI”) and machine learning (“ML”) into our platform and offerings, including Navan Cognition and Navan Edge, our proprietary AI framework for our platform, and related AI features and functionalities;
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
Navan, the Navan logo, and other registered or common law trade names, trademarks, or service marks of Navan that may appear in this Quarterly Report on Form 10-Q are the property of Navan, Inc. Solely for convenience, our trade names, trademarks, logos, and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks, trade names, logos, and service marks.

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

SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of risks and uncertainties set forth in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Below is a summary of some of these risks, any one of which could materially adversely affect our business, results of operations, financial condition, and prospects.
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

•Our use of artificial intelligence, including generative AI and ML, gives rise to legal, business, and operational risks, which may result in diminished performance, regulatory scrutiny, social impacts, reputational harm, and liability arising from the use of this technology.
•We have in the past, and may in the future, identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which could result in material misstatements of our annual or interim condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
•The market price of our Class A common stock may be volatile and could decline significantly and rapidly.
•The dual class structure of our common stock has the effect of concentrating voting power with Ariel Cohen and Ilan Twig, our co-founders, which will limit other stockholders’ ability to influence the outcome of important transactions, including a change in control.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(unaudited)

	As of
	April 30, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$518,377	$583,516
Restricted cash, current	121,678	79,647
Short-term investments	162,199	156,994
Accounts receivable, net	226,423	215,941
Corporate card receivables, net	221,422	206,182
Contract acquisition costs, current	10,752	9,466
Prepaid expenses and other current assets	53,914	55,241
Total current assets	1,314,765	1,306,987
Restricted cash, non-current	4,957	4,911
Contract acquisition costs, non-current	31,952	29,177
Operating lease right-of-use assets	41,977	43,430
Property, equipment, and software, net	36,138	35,028
Intangible assets, net	18,398	19,274
Goodwill	237,534	241,309
Other non-current assets	28,456	28,645
Total assets	$1,714,177	$1,708,761
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$62,854	$65,939
Accrued expenses and other current liabilities	185,299	197,253
Notes payable, current	316	584
Operating lease liabilities, current	13,444	11,973
Deferred revenue, current	43,135	45,187
Total current liabilities	305,048	320,936
Operating lease liabilities, non-current	34,516	37,587
ABL facility	6,000	6,000
Warehouse credit facility	118,174	118,174
Notes payable, non-current	—	37
Other non-current liabilities	13,823	17,966
Total liabilities	477,561	500,700

	As of
	April 30, 2026	January 31, 2026
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, par value $0.00000625 per share: 20,000,000 shares authorized, no shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Class A common stock, par value $0.00000625 per share: 2,000,000,000 shares authorized, 237,266,717 shares issued and outstanding as of April 30, 2026. 2,000,000,000 shares authorized, 233,870,081 shares issued and outstanding as of January 31, 2026	2	2
Class B common stock, par value $0.00000625 per share: 50,000,000 shares authorized, 15,304,696 shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Additional paid-in capital	3,281,120	3,226,427
Accumulated deficit	(2,035,649)	(2,015,143)
Accumulated other comprehensive loss	(8,857)	(3,225)
Total stockholders’ equity	1,236,616	1,208,061
Total liabilities and stockholders’ equity	$1,714,177	$1,708,761
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue	$220,231	$157,461
Cost of revenue	57,176	45,668
Gross profit	163,055	111,793
Operating expenses
Research and development	39,398	31,402
Sales and marketing	91,915	61,880
General and administrative	49,851	34,405
Total operating expenses	181,164	127,687
Loss from operations	(18,109)	(15,894)
Interest expense	(2,822)	(16,336)
Other income, net	1,227	6,119
Loss on extinguishment of debt	—	(20,528)
Loss on fair value adjustments	—	(10,136)
Loss before income tax expense	(19,704)	(56,775)
Income tax expense	802	4,482
Net loss	$(20,506)	$(61,257)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share	$(0.08)	$(1.33)

Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders	250,281,201	46,145,251
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net loss	$(20,506)	$(61,257)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,376)	26,035
Unrealized loss on marketable securities	(256)	—
Total other comprehensive income (loss)	(5,632)	26,035
Total comprehensive loss	$(26,138)	$(35,222)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock				Additional paid-in		Accumulated	Total stockholders' equity
			Common Stock(1)			Accumulated	other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit)
Balance as of January 31, 2026	—	$—	249,174,777	$2	$3,226,427	$(2,015,143)	$(3,225)	$1,208,061
Net loss	—	—	—	—	—	(20,506)	—	(20,506)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,632)	(5,632)
Issuance of common stock upon exercise of stock options	—	—	2,451,289	—	16,269	—	—	16,269
Issuance of common stock upon settlement of restricted stock units	—	—	945,347	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	38,386	—	—	38,386
Balance as of April 30, 2026	—	$—	252,571,413	$2	$3,281,120	$(2,035,649)	$(8,857)	$1,236,616

	Redeemable Convertible Preferred Stock				Additional paid-in		Accumulated	Total stockholders' equity
			Common Stock			Accumulated	other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	(deficit)
Balance as of January 31, 2025	146,360,207	$1,301,121	45,782,871	$1	$467,835	$(1,617,113)	$(37,622)	$(1,186,899)
Net loss	—	—	—	—	—	(61,257)	—	(61,257)
Other comprehensive income, net of tax	—	—	—	—	—	—	26,035	26,035
Issuance of equity-classified warrants in connection with term loan	—	—	—	—	11,007	—	—	11,007
Issuance of common stock upon exercise of stock options	—	—	187,013	—	1,820	—	—	1,820
Vesting of early exercised stock options	—	—	—	—	287	—	—	287
Stock-based compensation	—	—	—	—	17,830	—	—	17,830
Balance as of April 30, 2025	146,360,207	$1,301,121	45,969,884	$1	$498,779	$(1,678,370)	$(11,587)	$(1,191,177)
________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 8 — Stockholders’ Equity for more information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,506)	$(61,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation, net of amounts capitalized	37,312	17,260
Non-cash interest expense	447	9,941
Deferred income taxes	(886)	—
Depreciation and amortization	5,721	5,931
Amortization of contract acquisition costs	2,367	1,231
Provision for doubtful accounts	1,871	2,274
Loss on fair value adjustments	—	10,136
Debt issuance costs expensed related to SAFEs	—	2,913
Loss on extinguishment of debt	—	20,528
Other	460	(375)
Changes in operating assets and liabilities:
Accounts receivable	(13,730)	5,573
Prepaid expenses and other current assets	2,520	(9,963)
Contract acquisition costs	(6,428)	(2,503)
Other non-current assets	381	738
Accounts payable	(774)	(720)
Accrued expenses and other current liabilities	(9,397)	(1,359)
Deferred revenue	(1,912)	3,363
Operating lease right-of-use asset and operating lease liabilities, net	(146)	(181)
Other non-current liabilities	(4,098)	1,021
Net cash provided by (used in) operating activities	(6,798)	4,551
Cash flows from investing activities:
Capitalized software development costs	(4,647)	(3,927)
Purchases of property and equipment	(105)	(90)
Purchases of investments	(59,101)	—
Maturities of investments	53,460	—
Change in corporate card receivables	(18,336)	1,589
Other	—	(418)
Net cash (used in) investing activities	(28,729)	(2,846)
Cash flows from financing activities:
Proceeds from stock option exercises	14,731	1,583
Proceeds from borrowings of debt	—	174,945
Proceeds from issuance of SAFEs	—	155,000
Payments of borrowings of debt	(293)	(258,534)

	Three Months Ended April 30,
	2026	2025
Payments for debt issuance costs	—	(10,985)
Payments of deferred offering costs	(407)	—
Net cash provided by financing activities	14,031	62,009
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,566)	4,783
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,062)	68,497
Cash, cash equivalents and restricted cash, beginning of period	$668,074	$310,595
Cash, cash equivalents and restricted cash, end of period	$645,012	$379,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,375	$6,395
Cash paid for income taxes	$3,083	$5,647

Noncash investing and financing activities:
Vesting of early exercised stock options	$38	$287
Capitalized stock-based compensation for internal-use software development costs	$1,074	$570
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
In connection with the IPO, the Company recognized a one-time cumulative stock-based compensation expense charge of $81.8 million associated with the satisfaction of the performance-based vesting condition for outstanding restricted stock units (“RSUs”) which was satisfied in connection with the IPO and for which the service-based vesting condition had also been satisfied as of that date, of which $0.9 million was capitalized related to software development. To meet the related tax withholding requirements for the net settlement of the vested RSUs, the Company withheld 709,106 shares underlying such equity awards, resulting in the net issuance of 934,353 shares of Class A common stock. Based on the IPO price of $25.00 per share, the Company’s related tax withholding obligation was $17.7 million, which was paid during the year ended January 31, 2026.
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended January 31, 2026, included in our Annual Report on Form 10-K. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements for the periods presented.
We consolidate our wholly-owned subsidiaries and variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. See Note 7 — Variable Interest Entities for further details. All intercompany profits, transactions and balances have been eliminated in consolidation.

There have been no significant changes in accounting policies during the three months ended April 30, 2026 from those disclosed in the annual consolidated financial statements for the year ended January 31, 2026 and the related notes.
The Company’s fiscal year ends on January 31. References made to “fiscal 2027” and “fiscal 2026” refer to the Company’s fiscal years ending January 31, 2027 and ended January 31, 2026, respectively.
Certain prior period amounts within footnote disclosures have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported total current assets, total assets, total current liabilities, total liabilities, results of operations, comprehensive loss or net cash flows from operating, financing, or investing activities.
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
No customers accounted for 10% or more of the Company’s revenue during the three months ended April 30, 2026. One payment partner customer accounted for 10% of the Company’s revenue during the three months ended April 30, 2025.
No customers accounted for 10% or more of accounts receivable or corporate card receivables as of April 30, 2026 and January 31, 2026.
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
The CODM uses consolidated net loss to measure segment profit or loss in order to assess, manage, and maintain performance of the business based on resource allocations. The CODM also uses consolidated net loss to approve operating budgets and to identify product development and market expansion opportunities. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are cost of revenue, research and development, sales and marketing, and general and administrative expenses at the consolidated level, which are presented in the Company’s condensed consolidated statements of operations. Other segment items included in consolidated net loss include interest expense, other income, net, loss on extinguishment of debt, loss on fair value adjustments, and income tax expense, which are presented in the Company’s condensed consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The Company adopted ASU 2025-05 as of February 1, 2026 on a prospective basis with no material impact to its consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The standard is effective for the Company for all interim periods within its fiscal year beginning February 1, 2028. The guidance may be applied on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.

NOTE 2 - REVENUE
Disaggregation of Revenue
Revenue consists of the following (in thousands):

	Three Months Ended April 30,
	2026	2025
Usage-based revenue	$202,134	$143,149
Subscription revenue	18,097	14,312
Total revenue	$220,231	$157,461
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
The following table presents revenue by region based on the billing country of the customer where the revenue generating transaction originates (in thousands, except percentages):

	Three Months Ended April 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$144,706	66%	$95,804	61%
United Kingdom	37,667	17%	34,641	22%
Rest of World(1)	37,858	17%	27,016	17%
Total revenue	$220,231	100%	$157,461	100%
________________
(1)No individual country within Rest of World comprises more than 10% of total revenue.
Unbilled Receivables
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we have an unconditional right to consideration. In some arrangements, we have a right to consideration for our performance under the customer contract before invoicing the customer, resulting in an unbilled accounts receivable. We recognized unbilled accounts receivable of $92.1 million and $72.3 million, respectively, as of April 30, 2026 and January 31, 2026. Unbilled accounts receivable is recorded within accounts receivable, net on the accompanying condensed consolidated balance sheets.
Contract Liabilities
Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The deferred revenue balance primarily consists of annual subscription payments, and is expected to be recognized within one year of the balance sheet date. During the three months ended April 30, 2026 and 2025, revenue recognized from the deferred revenue balance at the beginning of the respective period was $18.4 million and $16.5 million, respectively.
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized. We do not disclose the value of remaining performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which variable consideration is allocated to an unsatisfied performance obligation. Our remaining performance obligations related to multi-year subscription contracts were $67.1 million as of April 30, 2026 of which we expect to recognize approximately 54% as revenue over the next 12 months, 33% as revenue over the subsequent 13 to 24 months, and the remainder thereafter.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are generally due within thirty days and are recorded net of an allowance for estimated uncollectible amounts.
The following table presents the allowance for expected credit losses for the three months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,
	2026	2025
Balance at beginning of period	$6,462	$5,135
Provision for expected credit losses	1,471	1,264
Amounts written off, recoveries and other adjustments	(3,150)	(194)
Balance at end of period	$4,783	$6,205
Corporate Card Receivables and Allowance for Expected Credit Losses
We provide virtual and physical corporate credit cards to customers of our expense management offering through issuing bank partners. Under our payment partner arrangements, we are required to fund the dollar value of spend on these credit cards either by prefunding the spend, or funding the spend within one business day of the transaction settlement date. These transactions are accumulated on customer statements and are recognized as receivables, with payment generally due within ten days.
Corporate card receivables are recorded net of an allowance for expected credit losses, which includes an allowance for estimated uncollectible amounts and an estimate for charges our customers may dispute as invalid. The allowance for expected credit losses is based on our assessment of the collectability of these receivables.
The following table summarizes the corporate card receivables allowance for expected credit losses for the three months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,
	2026	2025
Balance at beginning of period	$2,499	$380
Provision for expected credit losses	400	814
Amounts written off, recoveries and other adjustments	(264)	(351)
Balance at end of period	$2,635	$843
Contract Acquisition Costs
During the three months ended April 30, 2026 and 2025, we capitalized $6.4 million and $2.5 million, respectively, of contract acquisition costs and recognized related amortization expense of $2.4 million and $1.2 million, respectively. Amortization expense is included in sales and marketing expense in the condensed consolidated statements of operations.

NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS
The following table presents the Company’s cash equivalents and investments on the consolidated balance sheets (in thousands):

	As of April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$27,600	$—	$—	$27,600
U.S. government and agency securities	5,478	—	—	5,478
Commercial paper	34,706	—	—	34,706
Total cash equivalents	67,784	—	—	67,784
Short-term investments:
U.S. government and agency securities	98,772	4	(135)	98,641
Commercial paper	15,836	—		15,836
Corporate bonds	47,785	2	(65)	47,722
Total short-term investments	162,393	6	(200)	162,199
Total cash equivalents and investments	$230,177	$6	$(200)	$229,983

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$129,893	$—	$—	$129,893
Commercial paper	40,758	—	—	40,758
Total cash equivalents	170,651	—	—	170,651
Short-term investments:
U.S. government and agency securities	103,458	38	—	103,496
Commercial paper	24,087	—	—	24,087
Corporate bonds	29,387	26	(2)	29,411
Total short-term investments	156,932	64	(2)	156,994
Total cash equivalents and investments	$327,583	$64	$(2)	$327,645
The Company’s investments consist of available-for-sale debt securities. The Company considers debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as short-term investments on the condensed consolidated balance sheets. The Company included $0.9 million and $0.8 million of interest receivable within prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026, respectively.
Gross unrealized losses on the Company’s available-for-sale debt securities were not material as of April 30, 2026 and January 31, 2026. For investments with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis.

As of April 30, 2026, there was no allowance for credit losses related to our available-for-sale debt securities. As of April 30, 2026, the weighted-average remaining maturity of our available-for-sale debt securities was less than one year, and the contractual maturities of our available-for-sale debt securities did not exceed 24 months.
Assets Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	As of April 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$27,600	$—	$—	$27,600
U.S government and agency securities	—	5,478	—	5,478
Commercial paper	—	34,706	—	34,706
Short-term investments:
U.S. government and agency securities	—	98,641	—	98,641
Commercial paper	—	15,836	—	15,836
Corporate bonds	—	47,722	—	47,722
Total financial assets	$27,600	$202,383	$—	$229,983

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$129,893	$—	$—	$129,893
Commercial paper	—	40,758	—	40,758
Short-term investments:
U.S. government and agency securities	—	103,496	—	103,496
Commercial paper	—	24,087	—	24,087
Corporate bonds	—	29,411	—	29,411
Total financial assets	$129,893	$197,752	$—	$327,645
As of April 30, 2026, and January 31, 2026, no financial liabilities were measured at fair value on a recurring basis.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments during the three months ended April 30, 2026 or the year ended January 31, 2026.
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

Other Financial Instruments
The fair value of other financial instruments that are not recognized at fair value on the balance sheet are presented below for disclosure purposes only (in thousands):

	Fair Value Hierarchy	As of
		April 30, 2026	January 31, 2026
Warehouse credit facility	Level 3	$117,495	$122,464
ABL facility	Level 3	$5,393	$5,563
Other debt	Level 3	$311	$618
NOTE 4 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Capitalized software	$51,634	$46,126
Computers and equipment	7,210	6,868
Fixtures and fittings	3,089	2,976
Leasehold improvements	2,771	2,691
Construction in progress(1)	3,476	6,798
Property, equipment and software, gross	68,180	65,459
Less: accumulated depreciation	(32,042)	(30,431)
Property, equipment and software, net	$36,138	$35,028
________________
(1)Construction in progress consists of leasehold improvements and capitalized software development costs that have not been placed into service.
For the three months ended April 30, 2026 and 2025, depreciation and amortization expense related to property, equipment and software was $5.0 million and $4.6 million, respectively. Included in these amounts was amortization expense for capitalized internal-use software costs of approximately $4.3 million and $3.6 million, respectively, for the three months ended April 30, 2026 and 2025.
No impairment losses of long-lived assets, including property, equipment and software, and operating lease right-of-use (“ROU”) assets, were recognized during the three months ended April 30, 2026 and 2025.
Long-Lived Assets, Net
The following table presents long-lived assets, which includes property, equipment and software, net of depreciation and amortization, and operating lease ROU assets, by geographic region (in thousands):

	As of
	April 30, 2026	January 31, 2026
United States	$59,841	$59,470
United Kingdom	7,814	9,151
All other countries(1)	10,460	9,837
Total long-lived assets, net	$78,115	$78,458
________________
(1)No individual country within All other countries comprises more than 10% of Total long-lived assets, net.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	April 30, 2026	January 31, 2026
Accrued compensation and employee benefits	$48,244	$45,119
Accrued expenses	29,805	25,842
Amounts due to travel suppliers(1)	58,120	77,290
Reward liability(2)	13,193	12,337
Customer deposits and collateral	25,813	26,357
Indirect tax payable	7,490	6,404
Accrued interest	752	781
Other	1,882	3,123
Total accrued expenses and other current liabilities	$185,299	$197,253
________________
(1)This balance represents the timing difference of when the Company charges customers for certain travel booking transactions, and when the balance is remitted to travel suppliers or needs to be refunded.
(2)This balance represents both (i) Navan-funded rewards, which includes the value of earned rewards we expect to be redeemed by users prior to expiration, and (ii) customer funded rewards, which are payments made by our platform customers to fund future redemptions by their employees.
Other Income, Net
The components of other income, net were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Foreign currency exchange gains (losses), net	$(3,807)	$7,921
Interest income	4,629	1,111
SAFE issuance costs expensed	—	(2,913)
Other, net	405	$—
Total other income, net	$1,227	$6,119

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying value of the goodwill balance (in thousands):

Carrying Amount
Balance as of January 31, 2026	$241,309
Foreign currency translation impact	(3,775)
Balance as of April 30, 2026	$237,534
There were no impairments of goodwill recognized during the three months ended April 30, 2026 and 2025.

Intangible Assets
Intangible assets consisted of the following (in thousands, except years data):

	As of April 30, 2026
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	7.5	$29,659	$(11,714)	$17,945
Domain names	11.6	587	(134)	453
Total intangible assets		$30,246	$(11,848)	$18,398

	As of January 31, 2026
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	7.7	$29,978	$(11,167)	$18,811
Domain names	11.8	587	(124)	463
Total intangible assets		$30,565	$(11,291)	$19,274
During the three months ended April 30, 2026 and 2025, amortization expense related to intangible assets of $0.7 million and $1.2 million, respectively, was recorded in sales and marketing expense and during the three months ended April 30, 2025, amortization expense of $0.1 million was recorded in cost of revenue within the condensed consolidated statements of operations. No amortization expense related to intangible assets was recorded in cost of revenue within the condensed consolidated statement of operation during the three months ended April 30, 2026.
The expected future amortization expenses related to intangible assets as of April 30, 2026 were as follows (in thousands):

Year Ended January 31,	Amount
Remainder of 2027	$2,024
2028	2,498
2029	2,480
2030	2,401
2031	2,163
Thereafter	6,832
Total	$18,398

There were no impairments of intangible assets recognized during the three months ended April 30, 2026 and 2025.

NOTE 6 - DEBT
The Company had the following debt outstanding (in thousands):

	As of
	April 30, 2026	January 31, 2026
Warehouse credit facility	$118,174	$118,174
ABL facility	6,000	6,000
Notes payable:
Other debt	316	621
Total notes payable	316	621
Total principal amount of debt and borrowings	124,490	124,795
Less: unamortized debt discount and issuance costs	—	—
Plus: accrued interest	—	—
Net carrying value of debt and borrowings	$124,490	$124,795
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
The Warehouse Credit Facility has been amended multiple times over the term to change the borrowing capacity and maturity date. As of April 30, 2026, the term of the Warehouse Credit Facility extends through February 18, 2028, the minimum utilization is 40% of the committed amount, and the borrowing capacity is $250.0 million.
The Warehouse Credit Facility contains mandatory and optional redemption features upon an event of default and other potential additional interest provisions that are bifurcated and treated as embedded derivative liabilities under the accounting guidance ASC 815, Derivatives and Hedging. At inception of the Warehouse Credit Facility, and as of April 30, 2026 and January 31, 2026, the fair value of the embedded derivative liabilities was determined to be immaterial.
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
Borrowings and repayments under the Warehouse Credit Facility consisted of the following (in thousands):

	Three Months Ended April 30,
	2026	2025
Borrowings	$—	$—
Repayments	$—	$16,100

Interest expense related to the Warehouse Credit Facility was as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Interest paid and payable	$2,202	$4,385
Amortization of debt issuance costs	342	339
Total interest expense	$2,544	$4,724
The Warehouse Credit Facility contains certain affirmative or negative covenants, including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of April 30, 2026 and January 31, 2026, we remain in compliance with the covenants of the loan agreement.
ABL Facility
In March 2025, the Company entered into an asset-based lending revolving line of credit (the “ABL Facility”) with Citibank, N.A. (“Citibank”), as an agent for the lenders, which matures in March 2028. The ABL Facility has a borrowing limit of $100.0 million and incurs interest at SOFR plus 2.5%. Any unused portion of the ABL Facility will bear interest at 0.25% per annum. The available borrowings are based on eligible U.S. and UK travel receivables. Repayment is required if borrowings exceed stated limits. We may voluntarily prepay outstanding borrowings at any time without premium or penalty, other than customary breakage costs. We incurred fees of $1.6 million associated with entering into the ABL Facility, which are capitalized and amortized over the term.
The ABL Facility contains certain affirmative or negative covenants including, among other things, restrictions on repurchases of stock, dividends, and other distributions. As of April 30, 2026, we were in compliance with all covenants.
Interest expense related to the ABL Facility was as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Interest paid and payable	$142	$490
Amortization of debt issuance costs	135	90
Total interest expense	$277	$580

Contractual principal payments
Future payments of principal associated with other notes payable are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2027	$242
2028	74
2029	—
2030	—
2031	—
Thereafter	—
Total debt outstanding	$316
Less: Notes payable, current	(316)
Notes payable, non-current	$—
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
In connection with the IPO, the convertible notes automatically converted into 12,827,963 shares of Class A common stock at a 35% discount to the IPO price. The Company recognized an $84.1 million loss on the debt extinguishment within the condensed consolidated statements of operations during the year ended January 31, 2026.
SAFEs
During the year ended January 31, 2026, we entered into SAFEs with multiple investors in exchange for cash proceeds of $155.0 million, with an interest rate of 12% per annum. We issued common stock warrants to investors together with the SAFEs. In connection with the issuance of the SAFEs and common stock warrants, we incurred debt issuance costs of $2.9 million which were expensed when incurred and are presented within other income, net in the accompanying condensed consolidated statements of operations during the three months ended April 30, 2025.
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
In connection with the IPO, we paid $133.7 million to settle the Vista Facility and recognized a $13.3 million loss on the debt extinguishment. We did not incur a prepayment penalty under the terms of the facility because we prepaid the Vista Facility in connection with a qualified IPO. The loss on extinguishment of debt was recognized within the condensed consolidated statements of operations during the year ended January 31, 2026. We were in compliance with all affirmative or negative covenants as of the settlement date. The common stock warrants issued in connection with the Vista Facility were net exercised for 486,005 shares of Class A common stock in connection with the IPO.
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
Trade Loan Facility
In June 2024, the Company entered into a loan agreement with Citibank for an uncommitted revolving line of credit facility (“Trade Loan Facility”), which was subsequently amended in July 2024 with changes to certain legal requirements. The loan agreement provided for a credit facility of up to $45.0 million. Borrowings under the facility required repayment subject to the terms of each borrowing request, subject to a maximum term of 90 days. Borrowings on the Trade Loan Facility incurred interest on a floating rate based on SOFR plus 2%. Borrowings under the Trade Loan Facility were secured by the Company’s billed accounts receivables. In March 2025, we paid $45.3 million to settle the Trade Loan Facility, comprised of $45.0 million for the outstanding balance and $0.3 million for interest. No balances remain outstanding as of April 30, 2026 or January 31, 2026.
NOTE 7 - VARIABLE INTEREST ENTITIES
VIEs are legal entities that lack sufficient equity to finance their activities without future subordinated financial support. We consolidate the assets and liabilities of VIEs in which we hold a variable interest and are the primary beneficiary.
Liquid Labs
In August 2022, we created Liquid Labs, a Delaware limited liability company, with the Company as the sole shareholder. Liquid Labs was established to facilitate the funding of the corporate card offering by purchasing receivables from the Company using proceeds from the Warehouse Credit Facility. Refer to Note 6 — Debt for further information on the Warehouse Credit Facility.
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
The following table presents the carrying amounts of Liquid Labs’ assets and liabilities included in our condensed consolidated balance sheets (in thousands):

	As of
	April 30, 2026	January 31, 2026
Balance Sheet Data of Liquid Labs
Restricted cash, current	$5,066	$7,142
Corporate card receivables(1)	$210,158	$199,249
Prepaid expenses and other current assets	$1,287	$1,281
Other non-current assets	$1,068	$1,388
Accrued expenses and other current liabilities	$742	$8,560
Warehouse Credit Facility	$118,174	$118,174
________________
(1)Corporate card receivables as of April 30, 2026 and January 31, 2026 represent pledged customer receivables from Navan, Inc. to Liquid Labs.

NOTE 8 - STOCKHOLDERS’ EQUITY
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
In connection with the IPO, all shares of the Company’s common stock outstanding prior to completion of the IPO were exchanged into an equivalent number of shares of Class A common stock. In addition, pursuant to an exchange agreement with the Company’s two co-founders (the “Co-Founders”) and certain of their affiliates, which became effective as of the completion of the IPO, 15,304,696 shares of the Company’s Class A common stock beneficially owned by the Co-Founders and their respective affiliated entities were exchanged for an equivalent number of shares of our Class B common stock. Subject to separate equity exchange right agreements entered into with them in connection with the IPO, each Co-Founder has a right (but not an obligation) to require the Company to exchange, for shares of Class B common stock, any shares of Class A common stock received by him upon the exercise or settlement of equity awards that were granted to the respective Co-Founders prior to the effectiveness of the filing of our amended and restated certificate of incorporation.
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
Common stock reserved for issuance as of April 30, 2026 and January 31, 2026 are presented as follows:

	As of
	April 30, 2026	January 31, 2026
Stock options issued and outstanding	37,455,860	39,283,485
RSUs issued and outstanding	18,806,310	9,311,201
Shares of common stock available for future grants	39,206,459	37,811,841
Shares available for issuance under the 2025 Employee Stock Purchase Plan ("ESPP")	7,491,747	5,000,000
Total common stock reserved for issuance	102,960,376	91,406,527
Stock Options
Stock options granted continue to vest until the last day of employment and generally vest over 4 years and expire 10 years from the date of grant.

The following table presents stock option activity for the three months ended April 30, 2026 (in thousands, except price per share, share and years data):

	Number of Stock Options Outstanding	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2026	39,283,485	$13.91	5.7	$55,743
Granted	1,010,099	$9.97
Exercised	(2,451,289)	$6.64		$16,981
Cancelled/forfeited/expired	(386,435)	$16.74
Balance as of April 30, 2026	37,455,860	$14.25	5.7	$145,849
Vested and expected to vest as of April 30, 2026	37,455,860	$14.25	5.7	$145,849
Exercisable as of April 30, 2026	30,776,070	$13.32	5.3	$135,182
For the three months ended April 30, 2026, the weighted-average grant date fair value of options granted was $5.94 per share, the intrinsic value of options exercised was $17.0 million, and the aggregate grant-date fair value of options that vested was $16.2 million. For the three months ended April 30, 2025, the weighted-average grant date fair value of options granted was $13.50 per share, the intrinsic value of options exercised was $2.5 million, and the aggregate grant-date fair value of options that vested was $21.3 million. As of April 30, 2026, there was approximately $77.8 million of unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units
The Company has granted RSUs that vest either upon the satisfaction of a time-based service condition, or upon the satisfaction of both a time-based service and performance condition. The time-based service condition for these RSUs is generally four years. The performance-based vesting condition was satisfied in connection with the Company’s IPO.
The following table presents the activity related to RSUs for the three months ended April 30, 2026:

	Number of Shares Subject to RSUs	Weighted-Average Grant Date Fair Value
Unvested balance as of January 31, 2026	9,311,201	$22.23
Granted	10,915,113	$14.96
Forfeited	(474,657)	$22.71
Vested	(945,347)	$22.03
Unvested and outstanding as of April 30, 2026	18,806,310	$18.01
As of April 30, 2026, there was approximately $269.7 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.6 years.

Stock-based Compensation Expense
Stock-based compensation is included in the following components of expenses within the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of revenue	$1,720	$1,047
Research and development	10,964	6,898
Sales and marketing	8,255	3,595
General and administrative	16,373	5,720
Total stock-based compensation expense, net of amounts capitalized	$37,312	$17,260
Capitalized stock-based compensation	1,074	570
Total stock-based compensation cost	$38,386	$17,830
During the three months ended April 30, 2026, the Company modified certain stock option awards for certain employees to extend the post-termination exercise period. The Company measured the modification charge as the difference between the fair value of the modified awards and the fair value of the original awards immediately prior to the modification. The incremental fair value associated with the modified awards during the three months ended April 30, 2026 was $1.1 million, which was recognized at the modification date.
NOTE 9 - INCOME TAXES
The Company's provision for income tax expense and the effective tax rates are as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2026	2025
Income Tax Provision	$802	$4,482
Effective Tax Rate	(4.1)%	(7.9)%
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate ("ETR"), adjusted for discrete items arising in the relevant period. In each quarter, the Company updates their estimated annual ETR and makes a year-to-date calculation of the provision.
The Company’s provision for income taxes was $0.8 million and $4.5 million, for the three months ended April 30, 2026 and 2025, respectively.
The effective tax rates for the three months ended April 30, 2026 and 2025 differed from the federal statutory tax rate primarily due to the Company’s full valuation allowance on U.S. federal and certain state deferred tax assets, partially offset by foreign income taxed at rates higher than the U.S. statutory rate.
The Company has evaluated all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. As of April 30, 2026, the Company continues to maintain valuation allowances against its U.S. federal, certain states and certain foreign deferred tax assets.
The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years. It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.
NOTE 10 - COMMITMENTS AND CONTINGENCIES
Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties primarily related to the purchase of cloud hosting arrangements and software subscriptions. The following table presents the summarized purchase obligations as of April 30, 2026 (in thousands):

	Payments Due By Period as of April 30, 2026
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Purchase obligations	37,685	18,847	18,838	—	—
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
Securities and Derivative Litigation
On February 23, 2026, a putative securities class action complaint was filed against the Company, its directors and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that the Defendants violated the Securities Act of 1933, as amended, by making materially false and misleading statements about the Company’s sales and marketing expenses in its IPO offering documents. The Company intends to vigorously defend the case. As of April 30, 2026, the Company is unable to reasonably estimate the possible losses or range of losses.
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
During the year ended January 31, 2023, the Company received a tentative payment schedule from the Dutch government. The NOW Scheme liability balances as of April 30, 2026 and January 31, 2026, and the changes during the three months ended April 30, 2026 was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2026	$4,919
Repayments	—
Foreign currency translation impact	(80)
Balance as of April 30, 2026	$4,839
Less: balance in accrued expenses and other current liabilities	(570)
Balance in other non-current liabilities	$4,269
As of April 30, 2026, the Company’s application for relief is still under review with the governmental authorities.
NOTE 11 - NET LOSS PER SHARE
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
The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended April 30,
	2026	2025
Net loss	$(20,506)	$(61,257)
Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	250,281,201	46,145,251
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(1.33)
During the three months ended April 30, 2026 and 2025, the Company was in a net loss position. As a result, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of April 30,
	2026	2025
Redeemable convertible preferred shares	—	146,360,207
Stock options issued and outstanding	37,455,860	42,312,726
RSUs issued and outstanding	18,806,310	7,150,664
ESPP	440,790	—
Warrants to purchase redeemable convertible preferred stock	—	40,160
Warrants to purchase common stock	—	1,216,176
Shares of common stock subject to repurchase	3,311	36,180
Convertible notes	—	12,948,711
SAFEs	—	7,949,060
Total antidilutive securities	56,706,271	218,013,884
NOTE 12 - SUBSEQUENT EVENTS
In May 2026, the Company entered into a lease agreement for a new office space in London, UK with a lease term of approximately 3 years. Total minimum lease payments are estimated to be approximately $12.3 million. The Company will recognize the related right-of-use asset and lease liability, which have not yet been determined, at the lease commencement date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2026. The following discussion contains forward looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements,” of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

	Three Months Ended April 30,
	2026	2025	% Growth

	(dollars in billions)
Gross booking volume (GBV)	$3.1	$2.1	50%
Payment volume	$1.3	$1.0	29%
Gross Booking Volume (GBV)
We define gross booking volume (“GBV”) as the total amount paid for valid bookings on our platform, measured on a booked basis and inclusive of total price, taxes, and fees, and adjusted for cancellations and refunds. We generate GBV through hotel, flight, car, and rail bookings, along with usage of our Meetings and Events, VIP, and Bleisure offerings by our customers. We expand GBV by growing our customer base, managing more business travel spend on our platform, and introducing new offerings to address different types of business travel.
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

To further enhance customer choice and flexibility, we developed Navan Connect, which allows customers to integrate their existing systems and preferences and offers actionable real-time visibility and policy enforcement for business expense management. While Navan Connect does not itself generate revenue for Navan, we believe the flexibility it offers our customers helps drive easier and faster adoption of our Expense Management offering.
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
Reed & Mackay Customer Transition
In 2021, we acquired R&M, a UK-based travel management company to expand our international presence and global service offerings to meet the needs of customers requiring a white-glove travel management service model. In January 2026, we announced that we will begin unifying our services under the Navan brand, which involves transitioning existing customers of our R&M service model to the Navan technology platform and, effective immediately upon the January 2026 announcement, retiring the R&M brand for the purposes of new sales opportunities and conducting all new travel sales under a single unified Navan brand. During and subsequent to the transition, customers will continue to receive the same premium level of service they value today.
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
As a result of the retirement of the R&M brand, we recognized the remaining amortization expense related to the R&M trade name intangible asset during the year ended January 31, 2026. Please refer to our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2026 for further information.
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
Excluding the impact of stock-based compensation expense, we expect that our cost of revenue may fluctuate as a percentage of our revenue from period to period depending on revenue seasonality or other factors impacting revenue, and to decline as a percentage of revenue over the long term.
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
Excluding the impact of stock-based compensation expense, we expect that research and development expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of these expenses or other factors impacting revenue, and to decline as a percentage of revenue over the long term.
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
In the near term, we expect that our sales and marketing expenses will increase in absolute dollars as we continue to invest in our sales and marketing organization to drive continued adoption of our platform. Excluding the impact of stock-based compensation expense, we expect that sales and marketing expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of these expenses or other factors impacting revenue, and to decline as a percentage of revenue over the long term.
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
General and administrative expenses are expensed as incurred. Excluding the impact of stock-based compensation expense, we expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future. We expect our general and administrative expenses may vary from period to period as a percentage of revenue in the near term and to decline as a percentage of revenue in the long term.

Interest Expense
Interest expense primarily relates to interest expense on our borrowings, including amortization of debt discount and issuance costs related to our outstanding debt.
Other Income, Net
Other income, net primarily consists of interest income earned on cash, cash equivalents and short-term investments, including the amortization of premiums and accretion of discounts related to our marketable debt securities, net realized gains and losses on sales of investments, foreign exchange gains and losses, and other non-operating gains and losses.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of losses incurred on the extinguishment of debt instruments.
Loss on Fair Value Adjustments
Loss on fair value adjustments primarily consists of losses as a result of recording our SAFEs, embedded derivative and warrant liabilities at fair value at the end of each reporting period.
Income Tax Expense
Income tax expense primarily consists of income taxes in certain federal, state, and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. federal, certain states and certain foreign deferred tax assets, as we have concluded that it is not more likely than not that these deferred tax assets will be realized.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Revenue	$220,231	$157,461
Cost of revenue	57,176	45,668
Gross profit	163,055	111,793
Operating expenses
Research and development	39,398	31,402
Sales and marketing	91,915	61,880
General and administrative	49,851	34,405
Total operating expenses	181,164	127,687
Loss from operations	(18,109)	(15,894)
Interest expense	(2,822)	(16,336)
Other income, net	1,227	6,119
Loss on extinguishment of debt	—	(20,528)
Loss on fair value adjustments	—	(10,136)
Loss before income tax expense	(19,704)	(56,775)
Income tax expense	802	4,482
Net loss	$(20,506)	$(61,257)

Stock-based compensation is included in the following components of expenses within the condensed consolidated statements of operations:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Cost of revenue	$1,720	$1,047
Research and development	10,964	6,898
Sales and marketing	8,255	3,595
General and administrative	16,373	5,720
Total stock-based compensation expense	$37,312	$17,260

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended April 30,
	2026	2025

	(as a percent of revenue)(1)
Revenue	100%	100%
Cost of revenue	26	29
Gross profit	74	71
Operating expenses
Research and development	18	20
Sales and marketing	42	39
General and administrative	23	22
Total operating expenses	82	81
Loss from operations	(8)	(10)
Interest expense	(1)	(10)
Other income, net	1	4
Loss on extinguishment of debt	—	(13)
Loss on fair value adjustments	—	(6)
Loss before income tax expense	(9)	(35)
Income tax expense	—	3
Net loss	(9)%	(38)%
________________
(1)Totals of percent of revenue may not foot due to rounding.
Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
Usage-based revenue	$202,134	$143,149	$58,985	41%
Subscription revenue	$18,097	$14,312	$3,785	26%
Total revenue	$220,231	$157,461	$62,770	40%

Total revenue for the three months ended April 30, 2026 increased $62.8 million, or 40%, primarily due to (i) an increase in usage-based revenue driven by a 50% increase in GBV and a 29% increase in payment volume as we increased our customer base and expanded engagement with our platform and offerings by existing customers, and (ii) an increase in subscription revenue primarily driven by increased adoption of our Expense Management offering by new and existing customers on our platform.
The impact of foreign currency translation on the change in revenue for the three months ended April 30, 2025 to the three months ended April 30, 2026 was not material.

Cost of Revenue and Gross Profit

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
Cost of revenue	$57,176	$45,668	$11,508	25%
Gross profit	$163,055	$111,793	$51,262	46%
Gross margin	74%	71%
Cost of revenue for the three months ended April 30, 2026 increased by $11.5 million, or 25%, primarily due to an increase in salaries and related benefits of $6.3 million, driven by an increase in headcount. Additionally, cloud hosting, support, processing, and ticketing fees increased by $2.4 million, and facilities and IT-related costs increased by $1.2 million. The increase in gross profit and gross margin is primarily due to an increase in revenue on a relatively fixed cost base supported by our delivery of AI-powered customer support.

Operating Expenses
Research and Development Expense

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
Research and development	$39,398	$31,402	$7,996	25%
Research and development expense for the three months ended April 30, 2026 increased by $8.0 million, or 25%, primarily due to an increase in salaries and related benefits of $8.1 million driven by an increase of $4.1 million related to stock-based compensation expense and an increase in headcount, partially offset by a decrease in professional service fees of $0.9 million.

Sales and Marketing Expense

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
Sales and marketing	$91,915	$61,880	$30,035	49%
Sales and marketing expense for the three months ended April 30, 2026 increased by $30.0 million, or 49%, primarily due to an increase in salaries and related benefits of $14.4 million, of which $4.7 million related to stock-based compensation expense. The increase in salaries and related benefits is primarily driven by an increase in headcount as we continue to expand our sales and marketing organization to grow our customer base. Additional drivers of the period over period increase include (i) an increase in sales commissions expense of $7.3 million (ii) an increase in advertising and marketing expense of $4.3 million, (iii) an increase in other corporate costs of $1.6 million, (iv) an increase in facilities and IT-related costs of $1.5 million, and (v) $1.3 million of restructuring costs related to workforce reductions recognized during the three months ended April 30, 2026 in connection with the announced transition of customers of our R&M service model to the Navan platform.

General and Administrative Expense

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
General and administrative	$49,851	$34,405	$15,446	45%
General and administrative expense for the three months ended April 30, 2026 increased by $15.4 million, or 45%, primarily due to an increase in stock based compensation expense of $10.7 million and an increase in professional service fees of $1.8 million. Additionally, $1.4 million of severance and executive transition costs were recognized during the three months ended April 30, 2026.

Interest Expense

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
Interest expense	$(2,822)	$(16,336)	$13,514	(83)%
Interest expense for the three months ended April 30, 2026 decreased by $13.5 million, or 83%, primarily due to the settlement of the 2022 Promissory Note in February 2025 (see Note 6 — Debt in the notes to the condensed consolidated financial statements included elsewhere in this report), the settlement and conversion of the Vista Facility, SAFEs, and convertible notes in connection with the IPO (all which are defined and further described within Note 6 — Debt in the notes to the condensed consolidated financial statements included elsewhere in this report, and under “Liquidity and Capital Resources―Debt Obligations Extinguished in Connection with the IPO”), and lower borrowing levels under the Warehouse Credit Facility (as defined and further described within Note 6 — Debt in the notes to the condensed consolidated financial statements included elsewhere in this report, and under “Liquidity and Capital Resources―Debt Obligations―Warehouse Credit Facility”).

Other Income

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
Other income, net	$1,227	$6,119	$(4,892)	(80%)
Other income, net for the three months ended April 30, 2026 decreased by $4.9 million, or 80%, primarily due to foreign currency losses of $3.8 million during the three months ended April 30, 2026 as compared to foreign currency gains of $7.9 million during the three months ended April 30, 2025, partially offset by an increase in interest income of $3.5 million and a decrease in debt issuance costs of $2.9 million, which were expensed when incurred in connection with the issuance of the SAFEs during the three months ended April 30, 2025 (as described below under “―Liquidity and Capital Resources― Debt Obligations Extinguished in Connection with the IPO―SAFEs”).

Loss on Extinguishment of Debt

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
Loss on extinguishment of debt	$—	$(20,528)	$20,528	NM
______________
NM - Not meaningful
Loss on extinguishment of debt for the three months ended April 30, 2025 represents the loss on the settlement of the 2022 Promissory Note.
Loss on Fair Value Adjustments

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
Loss on fair value adjustments	$—	$(10,136)	$10,136	NM
______________
NM - Not meaningful
Loss on fair value adjustments for the three months ended April 30, 2025 represents the impact of recording financial liabilities to fair value, which were settled prior to the three months ended April 30, 2026.

Income Tax Expense

	Three Months Ended April 30,
	2026	2025	Change	% Change

	(dollars in thousands)
Income tax expense	$802	$4,482	$(3,680)	(82%)
Income tax expense for the three months ended April 30, 2026 decreased by $3.7 million, or 82%, primarily due to decreases in foreign profits and the release of unrecognized tax benefits from the settlement of tax examinations.

Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, which include non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP net income (loss), and free cash flow, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different from similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our operating performance and should not be considered substitutes for, or superior to, the financial information prepared and presented in accordance with GAAP.
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
•Loss on fair value adjustments. We exclude gains and losses on fair value adjustments related to the remeasurement of the SAFEs and our derivative and warrant liabilities as of the end of each reporting period. We exclude these non-cash gains and losses because they are unrelated to our core operating performance.
•SAFE debt issuance costs expensed. We exclude the issuance costs incurred in connection with the SAFEs issued during the three months ended April 30, 2025 as these costs are non-recurring and unrelated to our core operating performance. We believe the exclusion of this expense provides for a useful comparison of our operating results to prior periods and to our peer companies.
•Loss on extinguishment of debt. We exclude losses on the extinguishment of debt, as these losses are non-recurring and unrelated to our core operating performance. We believe the exclusion provides for a useful comparison of our operating results to prior periods and to our peer companies.
•Severance and executive transition costs. During the three months ended April 30, 2026, we incurred costs associated with the departure of our Chief Financial Officer, which consisted of severance and retention payments, and other third party professional services. We exclude these costs because they are non-recurring in nature and are not representative of our core operations.

•Restructuring costs. In January 2026, we announced the transition of customers of our R&M service model to the Navan platform. As part of the integration and evolution of the unified offering, we implemented workforce reductions and incurred employee-related expenses, including severance and other termination benefits. We may incur incremental restructuring costs in the near and long-term related to the announced unification of services under the Navan brand; however, the timing and magnitude of these costs is uncertain. We exclude these costs because we do not consider them to be normal cash operating expenses necessary to operate our business.
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
The following table sets forth the reconciliation of GAAP gross profit to non-GAAP gross profit and gross margin to non-GAAP gross margin for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(dollars in thousands)
GAAP gross profit	$163,055	$111,793
GAAP gross margin	74%	71%
Stock-based compensation-related charges	1,789	1,047
Amortization of intangible assets	—	63
Restructuring costs	200	—
Non-GAAP gross profit	$165,044	$112,903
Non-GAAP gross margin	75%	72%
Non-GAAP Income from Operations
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation-related charges, amortization of intangible assets, severance and executive transition costs, and restructuring costs. The following table sets forth the reconciliation of GAAP loss from operations to non-GAAP income from operations for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
GAAP loss from operations	$(18,109)	$(15,894)
Stock-based compensation-related charges	37,898	17,260
Amortization of intangible assets	672	1,310
Severance and executive transition costs	1,419	—
Restructuring costs	1,754	—
Non-GAAP income from operations	$23,634	$2,676

Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation-related charges, amortization of intangible assets, amortization of debt discount and debt issuance costs, loss on fair value adjustments, SAFE debt issuance costs expensed, loss on extinguishment of debt, severance and executive transition costs, and restructuring costs, and adjusted to reflect the income tax effects of the non-GAAP adjustments to GAAP loss before income tax expense.
The following table sets forth the reconciliation of GAAP net loss to non-GAAP net income (loss) for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
GAAP net loss	$(20,506)	$(61,257)
Stock-based compensation-related charges	37,898	17,260
Amortization of intangible assets	672	1,310
Amortization of debt discount and debt issuance costs	477	1,434
Loss on fair value adjustments	—	10,136
SAFE debt issuance costs expensed	—	2,913
Loss on extinguishment of debt	—	20,528
Severance and executive transition costs	1,419	—
Restructuring costs	1,754	—
Non-GAAP provision for income taxes	(132)	604
Non-GAAP net income (loss)	$21,582	$(7,072)
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities reduced by cash used for investing activities for capitalized software development costs and purchases of property and equipment.
The following table sets forth the reconciliation of GAAP operating cash flow to non-GAAP free cash flow for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(6,798)	$4,551
Less: Capitalized software development costs	(4,647)	(3,927)
Less: Purchases of property and equipment	(105)	(90)
Free cash flow	$(11,550)	$534
Liquidity and Capital Resources
In October 2025, we completed our IPO and sold 30,000,000 shares of our Class A common stock at a public offering price of $25.00 per share, which resulted in net proceeds of $713.3 million after deducting underwriting discounts and before deducting offering costs. We recognized $81.8 million of stock-based compensation expense related to the satisfaction of the performance-based vesting condition for outstanding RSUs for which the service-based vesting conditions were fully or partially satisfied upon the IPO. To meet the related tax withholding requirements for the net settlement of the vested RSUs, we withheld 709,106 shares of Class A common stock. Based on an IPO price of $25.00 per share, our tax withholding obligation was $17.7 million, which was paid during the year ended January 31, 2026.
Since our inception, we have financed our operations primarily through sales of equity securities and debt, as well as cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in our business, technologies, and platform, capital expenditures, and various business acquisitions. As of April 30, 2026, our principal sources of liquidity were cash and cash equivalents of $518.4 million, which were held primarily for working capital purposes, and short-term investments of $162.2 million. Cash consisted of funds deposited with banks and a portion of the balance held with our corporate card payment processing partners that is not restricted to fund transactions charged by our corporate card users. Cash equivalents consisted of money market funds and commercial paper with an original maturity of three months or less at the date of purchase. Investments consisted of U.S. government and agency securities, commercial paper, and corporate bonds. Our investments are focused on preserving capital, maintaining sufficient liquidity for operations, and maximizing returns within our risk parameters. Our investment policy sets forth authorized investment categories, credit rating minimums, and maturity requirements. We believe these policies mitigate our exposure to any risk concentrations.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $2.0 billion as of April 30, 2026. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts at least through the fiscal year ending January 31, 2027 due to investments we intend to make to support growth in our business, and the difference in timing of payments received from our customers as compared to payments made to vendors, including travel suppliers. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash and cash equivalents and cash provided by our operations, together with amounts available for borrowing under the Warehouse Credit Facility and the ABL Facility, will be sufficient to meet our requirements and plans for cash, including supporting working capital and capital expenditure requirements for at least the next 12 months and beyond. As of April 30, 2026, we had borrowing capacity of $250.0 million under the Warehouse Credit Facility, and outstanding borrowings of $118.2 million. As of April 30, 2026, we had borrowing capacity of $100.0 million under the ABL Facility, and outstanding borrowings of $6.0 million. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, payment volume, expansion of our platform customer base, expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new offerings, and continued market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected. We fund corporate card transactions in advance of receiving payments from our customers. Our working capital may fluctuate from period to period as a result of the timing of when we fund our corporate card payment processors and when we receive payments from our customers. During peak travel periods, the impact of this may be more significant than in other periods and may require us to draw down on the Warehouse Credit Facility.
As of April 30, 2026, our principal commitments consist of obligations under the Warehouse Credit Facility, the ABL Facility, operating leases for office space, and non-cancelable purchase commitments primarily related to cloud hosting arrangements and software subscriptions.

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
In connection with the IPO, the convertible notes automatically converted into 12,827,963 shares of Class A common stock at a 35% discount to the IPO price. The Company recognized a $84.1 million loss on the debt extinguishment. The loss on extinguishment of debt is recognized within the condensed consolidated statements of operations during the year ended January 31, 2026.
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
We incurred debt issuance costs of $2.9 million in connection with the issuance of the SAFEs and common stock warrants, which were expensed when incurred and are presented within other income, net in the accompanying condensed consolidated statements of operations.
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
The Warehouse Credit Facility has been amended multiple times over the term to change the borrowing capacity and maturity date. As of April 30, 2026, the term of the Warehouse Credit Facility extends through February 18, 2028, the minimum utilization is 40% of the committed amount, and the borrowing capacity is $250.0 million.
The Warehouse Credit Facility contains mandatory and optional redemption features upon an event of default and other potential additional interest provisions that are bifurcated and treated as embedded derivative liabilities under the accounting guidance ASC 815, Derivatives and Hedging. At inception of the Warehouse Credit Facility, and as of April 30, 2026 and January 31, 2026, the fair value of the embedded derivative liabilities was determined to be immaterial.
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
As of April 30, 2026, the Company had a total outstanding balance of $118.17 million on the Warehouse Credit Facility. The Warehouse Credit Facility contains certain affirmative or negative covenants, including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of April 30, 2026 and January 31, 2026, we remain in compliance with the covenants of the loan agreement.

In the future, we may enter into additional warehouse facilities or other financing arrangements to fund the expansion of our corporate payments business.
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
As of April 30, 2026, the Company had a total outstanding balance of $6.0 million on the ABL Facility. The ABL Facility contains certain affirmative or negative covenants including, among other things, restrictions on repurchases of stock, dividends, and other distributions. As of April 30, 2026,we were in compliance with all covenants.
Cash Flows
The following table presents our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(In thousands)
Net cash provided by (used in) operating activities	$(6,798)	$4,551
Net cash (used in) investing activities	$(28,729)	$(2,846)
Net cash provided by financing activities	$14,031	$62,009
Operating Activities
Net cash used in operating activities was $6.8 million for the three months ended April 30, 2026 as compared to net cash provided by operating activities of $4.6 million for the three months ended April 30, 2025. The increase in net cash used was primarily due the difference in timing of payments received from our customers as compared to payments made to vendors.
Investing Activities
Net cash used in investing activities was $28.7 million for the three months ended April 30, 2026 as compared to $2.8 million for the three months ended April 30, 2025. The change was primarily driven by purchases of investments exceeding maturities, and by our funding of customer spend activity on our corporate cards surpassing payments from customers during the three months ended April 30, 2026 as compared to customer payments surpassing funding of customer spend activity during the three months ended April 30, 2025. Net cash used in or provided by corporate card spend and customer payment activity will vary from period to period depending on timing and volume of activity relative to period-end.
Financing Activities
Net cash provided by financing activities was $14.0 million for the three months ended April 30, 2026 as compared to $62.0 million for the three months ended April 30, 2025. The change was primarily driven by proceeds from the issuance of debt in excess of debt payments during the three months ended April 30, 2025, partially offset by proceeds received from stock option exercises during the three months ended April 30, 2026.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended January 31, 2026.
JOBS Act Accounting Election
We are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Recent Accounting Pronouncements
See Note 1 — Description of Business and Significant Accounting Policies in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct business in certain international markets, primarily in Europe in the United Kingdom. Because we operate in international markets, we have exposure to different economic conditions, political climates, tax systems, and regulations that could affect foreign currency exchange rates.
The functional currency of our foreign subsidiaries may be the local currency or the U.S. dollar, depending on the primary economic environment in which the subsidiary operates. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiaries’ financial statements into U.S. dollars. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results. In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro and British pound currency transactions) in our condensed consolidated statement of operations and have recorded net foreign currency exchange gains (losses) of $(3.8) million and $7.9 million for the three months ended April 30, 2026 and 2025. Future transactional gains and losses are inherently difficult to predict as they depend on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities in each period.

Interest Rate Risk
As of April 30, 2026, we had cash, cash equivalents and short-term investments of $680.6 million. Cash, cash equivalents, and our investments consist of cash in banks and interest-bearing money market accounts, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. Our cash, cash equivalents, and short-investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.
We are also exposed to interest rate risk through fluctuations in interest rates on our debt obligations, some of which carry interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of April 30, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information required to be set forth under this Item 1 is incorporated by reference to Note 10 — Commitments and Contingencies — Litigation in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our growth has also been and may continue to be negatively impacted as our customers, particularly customers with whom we have historically high adoption or expansion rates, decrease, or do not increase, headcount, including in connection with their adoption of automation and other AI solutions, reduce T&E budgets or otherwise increase scrutiny over IT spending for any reason. Over the last few years, adoption of remote work models has also become widespread, initially as a matter of necessity in response to the COVID-19 pandemic and more recently as a matter of company policy in light of evolving perspectives on the need and desire for full-time in-person workforces. While more companies and organizations have instituted return-to-office policies and business travel levels have normalized following the COVID-19 pandemic, we cannot predict with certainty future trends in teleconference and virtual meeting technologies adoption, the impact that remote work policies will continue to have on the nature and amount of business travel, or whether employer and employee attitudes toward business travel will change in a lasting way. For example, smaller companies with limited travel or IT budgets may in the future prefer to use teleconference and virtual meeting technologies indefinitely or substantially limit business travel spending.
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
•the outbreak of hostilities, global conflict, or escalation or worsening of existing hostilities or war, such as the ongoing conflicts in Ukraine and the Middle East and tensions between China and Taiwan, in some cases resulting in adverse impacts to the cost of airline and other travel;

•increased oil prices, including as a result of geopolitical conflict, and related adverse impacts to the cost and availability of airline and other travel;
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
We were incorporated in 2015 and have incurred net losses in each year since inception, and we may not achieve or, if achieved, sustain profitability in the future. We generated net losses of $398.0 million and $181.1 million for the years ending January 31, 2026 and 2025, and $20.5 million and $61.3 million for the three months ended April 30, 2026 and 2025.
We had an accumulated deficit of $2.0 billion as of April 30, 2026 and $2.0 billion as of January 31, 2026. While we experienced significant revenue growth in recent periods, we cannot predict whether we will maintain this level of growth or when we will achieve profitability. We are not certain whether or when our revenue will be sufficient to sustain or increase our growth or to achieve profitability in the future. Even if we achieve profitability, we may not be able to sustain or increase our profitability. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to make significant investments in our business, including to further develop our platform and offerings, such as our technology infrastructure and our AI framework, features, and functionalities, expand our marketing programs and sales teams to drive new customer acquisition and expand engagement with our platform and offerings within our customers, support our international expansion, and develop and introduce new offerings, use cases, and platform features and functionalities. We will also face increased costs associated with growth, the expansion of our customer and supplier base, continued focus on our sales strategies, expansion of our efforts to increase our share of the unmanaged travel market, and increases in general and administrative expenses as a result of being a public company. We also may never achieve or maintain profitability if we are not able to acquire new customers, drive further adoption within existing customers, or maintain and strengthen our supplier relationships. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve or, once achieved, sustain profitability, the value of our business and Class A common stock may significantly decrease and our business, financial condition, results of operations, and prospects could be adversely affected.
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
•the impact of geopolitical conflicts, such as the ongoing conflicts in Ukraine and the Middle East, including related sanctions implemented by other countries, disruptions in energy supply routes and volatility in energy markets on global travel patterns and financial markets;
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
We have encountered and may in the future encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of our acquired companies, assets, and businesses, particularly if key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in, management, product offerings, or otherwise. We may also have difficulty establishing our company values with personnel of acquired companies, which may negatively impact our culture and work environment. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We have also experienced and may in the future experience difficulties and delays in integrating acquired companies and their systems into our controls environment, which may harm our ability to comply with reporting requirements, impact our understanding of certain details of our business and our ability to plan and forecast, or subject us to regulatory scrutiny. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, and increasing our expenses, any of which could adversely affect our business, financial condition, results of operations, and prospects.
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
A significant amount of our revenue is derived from customers from outside the United States, and we plan to continue expanding our operations internationally in the future. Revenue generated from customers outside of the United States was $266.4 million, or 38% of our revenue, and $221.0 million, or 41% of our revenue, for the years ended January 31, 2026 and 2025, respectively, and was $75.5 million, or 34% of our revenue, and $61.7 million, or 39% of our revenue, for the three months ended April 30, 2026 and 2025, respectively. Outside of the United States, we currently have direct and indirect subsidiaries in many countries, including the United Kingdom, France, Israel, Singapore, India, the United Arab Emirates, and Australia, and we have employees in more than 15 countries. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, there are significant costs and risks inherent in conducting business in international markets, including:
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
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”) and the UK Bribery Act 2010 (the “UK Bribery Act”) by us, our team members, our suppliers, and our other partners;
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
Our Navan Connect service enables customers to connect their non-Navan corporate cards to our expense management platform to automate reporting and, in some cases, enable the creation of virtual cards for travel bookings on our platform. We do not bear the credit risk or the risk of card losses on cards enrolled in Navan Connect. These cards are issued independently from Navan, and accordingly, we do not have agreements in place that would make Navan liable for those cards’ transactions. We do not earn revenue from interchange on cards enrolled in Navan Connect. Navan Connect depends on us maintaining contractual relationships with card networks and card providers, and if a card network or card provider suspends or terminates its agreement with us, our business, financial condition, results of operations, and prospects could be harmed.
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
Given the increasingly international nature of our business, we may also partner with local travel management companies in specific geographies that may not meet the cybersecurity controls expected or required by our suppliers and customers. These local partners may operate under different regulatory frameworks and security standards that do not align with our requirements or customer and supplier expectations, creating additional vulnerability points in our overall security posture. Security incidents involving these international partners could damage customer trust, result in regulatory violations across multiple jurisdictions, and create complex legal challenges due to varying international privacy laws if data these international partners process on our behalf is impacted.

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
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the Navan brand is critical to expanding our customer base and establishing and maintaining relationships with suppliers and other partners. Successful promotion and protection of our brand will depend largely on the effectiveness of our marketing efforts, our ability to ensure that our platform remains high-quality, reliable, useful and competitively priced, the quality and perceived value of our platform, our ability to successfully differentiate our platform and features from those of our competitors, and the ability of our customers to achieve successful results by using our platform and features. Maintaining and enhancing our brand may require us to make substantial investments not just in our Travel Management offerings but also in newer offerings, such as Bleisure, and Navan Edge, and to make substantial investments in new non-U.S. markets, which may not be successful. Marketing campaigns are also critical to the success of our product-led growth sales strategy. Substantial advertising expenditures may be required to maintain and enhance our brand, which may not prove successful. Advertising and other brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. In addition, existing and future brand-marketing campaigns and customer awareness strategies may have lengthy return on investment time horizons. We also have limited experience conducting broad marketing campaigns, such as global integrated marketing campaigns, and other marketing initiatives. As a result, we may not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, which could also negatively impact our ability to effectively allocate sales and marketing funds and resources to the sales strategy that generates the greatest return on our investment. There could also be a negative reaction to certain advertising campaigns and values-based activity and communications.
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
From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. In addition, we may face challenges retaining senior management of and key employees of companies we have acquired, especially as we work to fully integrate those companies into the Navan platform. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested equity awards that may cease to be effective as a retention incentive now that we are a public company and such awards are publicly tradable. The loss of our founders, one or more of our senior management, key members of senior management of acquired companies, or other key employees could harm our business, and we may not be able to find adequate replacements. To retain our senior management and key employees, we may also decide to provide them with certain compensation types and structures that may be perceived negatively by certain stakeholders or advisory groups or result in stockholder complaints or disputes, which could negatively impact our reputation, stock price, and business. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.
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
Our use of artificial intelligence, including generative artificial intelligence and machine learning, gives rise to legal, business, and operational risks, which may result in diminished performance, regulatory scrutiny, social impacts, reputational harm, and liability arising from the use of this technology.
We currently use artificial intelligence (“AI”), including generative AI (“Gen AI”) and machine learning (“ML”), in our platform framework and our offerings, as well as new agentic AI and Gen AI developments, including in our Navan Cognition framework and product interface enhancements such as Navan Edge. The rapid evolution of AI, including Gen AI and ML, technologies will continue to require the application of significant resources to adopt, develop, test, integrate, and maintain the technologies included in our platform framework and our offerings in order to remain competitive, implement these technologies responsibly, and minimize unintended or harmful impacts. There are significant risks involved in adopting, developing, maintaining, and deploying these technologies, and there can be no assurance that the usage of such technologies will enhance our offerings or services or be beneficial to our business, including our efficiency or profitability. In particular, AI, including Gen AI and ML, technologies may be incorrectly designed or implemented; may be trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data or on data to which we or third parties do not have sufficient rights; may produce results that are inaccurate or incomplete or may take unintended actions from user queries and inputs, even with no hallucinations; and/or may be adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, third-party litigation or regulatory action, or material performance issues. Any of the above could negatively impact the performance of our offerings and business, as well as our reputation, and we could be subject to civil claims or incur liability and costs resulting from the actual or perceived violation of laws or contracts to which we are a party.
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
As we continue to expand internationally, we will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by OFAC, and we have processes in place to comply with such OFAC regulations as well as similar requirements in other jurisdictions, including the United Kingdom and European Union. Under OFAC and other applicable sanctions laws and regulations, direct and indirect transactions or other business dealings and activities, including the facilitation of such transactions and the provision of certain products and/or services, to specified countries, governments, individuals, and entities are prohibited. As part of our compliance efforts, we scan our customers and counterparties against OFAC and other governmental watch lists. We are also subject to or otherwise required by contract to comply with and address various anti-money laundering and counter-terrorist financing laws, regulations, and standards around the world that require the maintenance of an anti-money laundering compliance program and prohibit, among other things, facilitating transactions involving the proceeds of criminal activities or other illicit activities. Our financial institution partners as well as regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further invest resources in, or otherwise revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions facilitated through our services, including payments to persons outside of the United States. Additionally, we currently engage in limited activity in OFAC-

sanctioned regions based upon general licenses issued by OFAC to engage in such activity. We also have sought specific licenses from OFAC when required. We continue to review the OFAC sanctions and our practices to verify compliance. We could be subject to fines or other enforcement action, and cease and desist orders, if we are found to violate these laws, and our relationships with our financial institution partners could be at risk of or could be subject to termination or other adverse consequences.
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
In addition to intellectual property litigation, we have in the past and may in the future become subject to legal proceedings and claims or regulatory inquiries or proceedings that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of customer data. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted. For example, on February 23, 2026, a putative securities class action complaint was filed against us and our directors and certain of our current and former executive officers in the U.S. District Court for the Northern District of California alleging violation of the Securities Act by making materially false and misleading statements about our sales and marketing expenses in our IPO offering documents. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our Class A common stock. Litigation might result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects.
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
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include but are not limited to those related to revenue recognition, contract acquisition costs, valuation of embedded derivative liabilities, stock-based compensation, common stock valuations, and business combinations. Additionally, as a result of the current macroeconomic uncertainty, many of management’s estimates and assumptions have required and will continue to require increased judgment and carry a higher degree of variability and volatility. Our business, financial condition, results of operations, and prospects could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Accordingly, our condensed consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
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
Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase. We are also required to comply with the restrictive covenants set forth in certain of our debt arrangements, including a requirement that we satisfy certain financial liquidity conditions, certain limitations on our ability to incur additional indebtedness, and other operating restrictions that could adversely impact our ability to engage in certain transactions and conduct our business. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any covenants or other terms of these agreements, which has happened in the past or may occur in the future, and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. For additional information regarding the Warehouse Credit Facility (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Liquidity and Capital Resources―Debt Obligations—Warehouse Credit Facility.” In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Downgrades in our credit ratings could restrict our ability to obtain additional financing in the future and could affect the terms of any such financing. If we are unable to effectively manage our debt-service obligations, our business, financial condition, results of operations, and prospects could be adversely affected.

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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted. For example, on February 23, 2026, a putative securities class action complaint was filed against us in the U.S. District Court for the Northern District of California. The lawsuit alleges we violated the Securities Act by making materially false and misleading statements about our sales and marketing expenses in our IPO offering documents. This suit, or additional potential litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could adversely affect our business, financial condition, results of operations, and prospects.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. For example, the significant number of shares underlying outstanding equity awards and shares reserved for future issuance under our 2025 Equity Incentive Plan (the “2025 Plan”) could result in substantial dilution if such awards are exercised or vested, which may adversely affect the market price of our Class A common stock. As of April 30, 2026, there were 56.3 million shares of Class A common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares are freely salable in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of April 30, 2026, there were approximately 39.2 million shares of common stock reserved and available for future issuance under the 2025 Plan which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.
As of June 4, 2026, the holders of 115,302,421 shares of our capital stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders.
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
Our Class B common stock has 30 votes per share, and our Class A common stock, which is the stock we have listed for trading on Nasdaq, has one vote per share. Our co-founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Ariel Cohen, our co-founder, Chief Executive Officer, and a member of our board of directors, currently holds, together with his affiliates, approximately 24% of the voting power of our outstanding capital stock; and Ilan Twig, our co-founder, Chief Technology Officer, and a member of our board of directors, currently holds, together with his affiliates, approximately 43% of the voting power of our outstanding capital stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our co-founders pursuant to their equity exchange rights. Therefore, our co-founders, individually or together, are able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Additionally, upon (i) the date that Mr. Twig is no longer providing services to us as an officer, employee, or director, or (ii) the date of the death or disability of Mr. Twig, a voting proxy will automatically be granted to Mr. Cohen over all of the shares of Class B common stock held by Mr. Twig and his related entities and permitted transferees, such that Mr. Cohen will have exclusive voting control over such shares, and such shares will remain as Class B common stock. Our co-founders, individually or together, may have interests that differ from those of our other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to other stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, on February 23, 2026, a putative securities class action complaint was filed against us alleging we violated the Securities Act by making materially false and misleading statements about our sales and marketing expenses in our IPO offering documents. This suit, or similar litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, global tariff uncertainty, labor shortages, supply chain disruptions, rising interest rates, inflation, energy market volatility, international trade relations, weak economic conditions in certain regions, political turmoil, natural catastrophes, warfare, terrorist attacks on the United States, Europe, the Asia Pacific region, including Japan, or elsewhere, could cause a decrease in business investments by existing or potential customers, including spending on travel and information technology, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offering. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURE.
Not Applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(A)Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.1+#	Confirmatory Offer Letter between Aurélien Nolf and Navan, Inc., dated February 3, 2026
10.2+#	Non-Employee Director Compensation Policy, as amended April 8, 2026
31.1#	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101#
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104#	Cover Page Interactive Data File (embedded within the iXBRL document)
________________
+    Compensatory plan or arrangement.
# Filed herewith.
† Furnished herewith.

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
Date: June 11, 2026

Navan, Inc.

By:	/s/ Ariel Cohen
Name:	Ariel Cohen
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Aurélien Nolf
Name:	Aurélien Nolf
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)