Form 10-Q
period 2026-07-31
Navan, Inc.
filed 2026-09-10
CIK 1639723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-42922

NAVAN, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3424780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

260 California Avenue, Floor 2, Palo Alto, California	94306
(Address of principal executive offices)	(Zip Code)
(888) 505-8747
Registrant’s telephone number, including area code

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00000625 per share	NAVN	The Nasdaq Stock Market LLC
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
Yes ☐ No ☒
As of September 3, 2026, Navan, Inc. had outstanding 245,330,797 shares of Class A common stock, par value of $0.00000625, and 15,079,696 shares of Class B common stock, par value $0.00000625.

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
•our ability to continue developing, improving, and implementing artificial intelligence (“AI”) and machine learning (“ML”) into our platform and offerings, including Navan Cognition, our proprietary AI framework for our platform, and related AI features and functionalities such as Navan Edge;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(unaudited)

	As of
	July 31, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$653,015	$583,516
Restricted cash, current	89,840	79,647
Short-term investments	167,029	156,994
Accounts receivable, net	212,476	215,941
Corporate card receivables, net	212,935	206,182
Contract acquisition costs, current	13,872	9,466
Prepaid expenses and other current assets	55,454	55,241
Total current assets	1,404,621	1,306,987
Restricted cash, non-current	5,603	4,911
Contract acquisition costs, non-current	41,853	29,177
Operating lease right-of-use assets	39,358	43,430
Property, equipment, and software, net	38,062	35,028
Intangible assets, net	17,684	19,274
Goodwill	236,793	241,309
Other non-current assets	27,094	28,645
Total assets	$1,811,068	$1,708,761
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$56,792	$65,939
Accrued expenses and other current liabilities	204,208	197,253
Notes payable, current	867	584
Operating lease liabilities, current	13,426	11,973
Deferred revenue, current	45,737	45,187
Total current liabilities	321,030	320,936
Operating lease liabilities, non-current	31,751	37,587
ABL facility	6,000	6,000
Warehouse credit facility	118,174	118,174
Notes payable, non-current	—	37
Other non-current liabilities	18,452	17,966
Total liabilities	495,407	500,700

	As of
	July 31, 2026	January 31, 2026
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, par value $0.00000625 per share: 20,000,000 shares authorized, no shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Class A common stock, par value $0.00000625 per share: 2,000,000,000 shares authorized, 244,593,126 shares issued and outstanding as of July 31, 2026. 2,000,000,000 shares authorized, 233,870,081 shares issued and outstanding as of January 31, 2026	2	2
Class B common stock, par value $0.00000625 per share: 50,000,000 shares authorized, 15,304,696 shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Additional paid-in capital	3,390,753	3,226,427
Accumulated deficit	(2,064,766)	(2,015,143)
Accumulated other comprehensive loss	(10,328)	(3,225)
Total stockholders’ equity	1,315,661	1,208,061
Total liabilities and stockholders’ equity	$1,811,068	$1,708,761
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue	$232,790	$171,952	$453,021	$329,413
Cost of revenue	60,321	46,915	117,497	92,583
Gross profit	172,469	125,037	335,524	236,830
Operating expenses
Research and development	47,214	33,358	86,612	64,760
Sales and marketing	104,593	68,496	196,508	130,376
General and administrative	48,404	35,440	98,255	69,845
Total operating expenses	200,211	137,294	381,375	264,981
Gain on sale of property and equipment	2,172	—	2,172	—
Loss from operations	(25,570)	(12,257)	(43,679)	(28,151)
Interest expense	(2,905)	(15,635)	(5,727)	(31,971)
Other income, net	2,191	580	3,418	6,699
Loss on extinguishment of debt	—	—	—	(20,528)
Loss on fair value adjustments	—	(7,750)	—	(17,886)
Loss before income tax expense	(26,284)	(35,062)	(45,988)	(91,837)
Income tax expense	2,833	3,561	3,635	8,043
Net loss	$(29,117)	$(38,623)	$(49,623)	$(99,880)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per share	$(0.11)	$(0.83)	$(0.20)	$(2.15)

Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders	256,369,621	46,546,290	253,375,867	46,350,553
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(29,117)	$(38,623)	$(49,623)	$(99,880)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,287)	(2,427)	(6,663)	23,608
Unrealized loss on marketable securities	(184)	—	(440)	—
Total other comprehensive income (loss)	(1,471)	(2,427)	(7,103)	23,608
Total comprehensive loss	$(30,588)	$(41,050)	$(56,726)	$(76,272)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock				Additional paid-in		Accumulated	Total stockholders' equity
			Common Stock(1)			Accumulated	other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit)
Balance as of January 31, 2026	—	$—	249,174,777	$2	$3,226,427	$(2,015,143)	$(3,225)	$1,208,061
Net loss	—	—	—	—	—	(20,506)	—	(20,506)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,632)	(5,632)
Issuance of common stock upon exercise of stock options	—	—	2,451,289	—	16,269	—	—	16,269
Issuance of common stock upon settlement of restricted stock units	—	—	945,347	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	38,386	—	—	38,386
Balance as of April 30, 2026	—	$—	252,571,413	$2	$3,281,120	$(2,035,649)	$(8,857)	$1,236,616
Net loss	—	—	—	—	—	(29,117)	—	(29,117)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,471)	(1,471)
Issuance of common stock upon exercise of stock options	—	—	5,353,178	—	61,471	—	—	61,471
Issuance of common stock upon settlement of restricted stock units	—	—	1,694,883	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	278,348	—	4,757	—	—	4,757
Vesting of early exercised stock options	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	43,374	—	—	43,374
Balance as of July 31, 2026	—	$—	259,897,822	$2	$3,390,753	$(2,064,766)	$(10,328)	$1,315,661

	Redeemable Convertible Preferred Stock				Additional paid-in		Accumulated	Total stockholders' equity
			Common Stock			Accumulated	other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	(deficit)
Balance as of January 31, 2025	146,360,207	$1,301,121	45,782,871	$1	$467,835	$(1,617,113)	$(37,622)	$(1,186,899)
Net loss	—	—	—	—	—	(61,257)	—	(61,257)
Other comprehensive income, net of tax	—	—	—	—	—	—	26,035	26,035
Issuance of equity-classified warrants in connection with term loan	—	—	—	—	11,007	—	—	11,007
Issuance of common stock upon exercise of stock options	—	—	187,013	—	1,820	—	—	1,820
Vesting of early exercised stock options	—	—	—	—	287	—	—	287
Stock-based compensation	—	—	—	—	17,830	—	—	17,830
Balance as of April 30, 2025	146,360,207	$1,301,121	45,969,884	$1	$498,779	$(1,678,370)	$(11,587)	$(1,191,177)
Net loss	—	—	—	—	—	(38,623)	—	(38,623)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,427)	(2,427)
Issuance of common stock upon exercise of stock options	—	—	361,388	—	4,006	—	—	4,006
Vesting of early exercised stock options	—	—	—	—	296	—	—	296
Stock-based compensation	—	—	—	—	19,474	—	—	19,474
Balance as of July 31, 2025	146,360,207	$1,301,121	46,331,272	$1	$522,555	$(1,716,993)	$(14,014)	$(1,208,451)
_______________
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

NAVAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(49,623)	$(99,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation, net of amounts capitalized	79,169	35,909
Non-cash interest expense	945	17,634
Deferred income taxes	(401)	350
Depreciation and amortization	11,622	12,209
Gain on sale of property and equipment	(2,172)	—
Amortization of contract acquisition costs	5,054	2,541
Provision for doubtful accounts	5,905	4,385
Loss on fair value adjustments	—	17,886
Debt issuance costs expensed related to SAFEs	—	2,913
Loss on extinguishment of debt	—	20,528
Other	(286)	(327)
Changes in operating assets and liabilities:
Accounts receivable	(3,575)	(1,518)
Prepaid expenses and other current assets	(570)	(14,927)
Contract acquisition costs	(22,136)	(9,247)
Other non-current assets	657	858
Accounts payable	(4,858)	2,933
Accrued expenses and other current liabilities	(3,267)	6,844
Deferred revenue	2,903	5,858
Operating lease right-of-use asset and operating lease liabilities, net	(311)	(96)
Other non-current liabilities	(668)	(69)
Net cash provided by operating activities	18,388	4,784
Cash flows from investing activities:
Capitalized software development costs	(10,059)	(8,207)
Purchases of property and equipment	(1,028)	(188)
Purchases of investments	(110,989)	—
Maturities of investments	100,297	—
Proceeds from the sale of property and equipment	2,647	—
Change in corporate card receivables	(4,967)	(2,306)
Other	—	(354)
Net cash (used in) investing activities	(24,099)	(11,055)
Cash flows from financing activities:
Proceeds from stock option exercises	77,706	6,154
Proceeds from borrowings of debt	769	190,967

	Six Months Ended July 31,
	2026	2025
Proceeds from issuance of SAFEs	—	155,000
Payments of borrowings of debt	(519)	(333,775)
Payments for debt issuance costs	—	(10,985)
Payments of deferred offering costs	(495)	(755)
Taxes collected from the settlement of equity awards	11,213	—
Payment of tax withholdings on equity awards	(437)	—
Net cash provided by financing activities	88,237	6,606
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,142)	4,608
Net increase in cash, cash equivalents and restricted cash	80,384	4,943
Cash, cash equivalents and restricted cash, beginning of period	$668,074	$310,595
Cash, cash equivalents and restricted cash, end of period	$748,458	$315,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,781	$14,337
Cash paid for income taxes	$5,690	$9,386

Noncash investing and financing activities:
Capitalized stock-based compensation for internal-use software development costs	$2,591	$1,395
Issuance of common stock to settle Employee Share Purchase Plan liability	$4,757	$—
Deferred offering costs not yet paid	$—	$2,600
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

There have been no significant changes in accounting policies during the six months ended July 31, 2026 from those disclosed in the annual consolidated financial statements for the year ended January 31, 2026 and the related notes.
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
No customers accounted for 10% or more of the Company’s revenue during the three and six months ended July 31, 2026 and July 31, 2025.
No customers accounted for 10% or more of accounts receivable or corporate card receivables as of July 31, 2026 and January 31, 2026.
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
Our primary obligation to our payment partners is to connect them with user transaction volume on our physical and virtual corporate cards. We earn fees and other incentives from our payment partners based on the transaction dollar volume of each physical or virtual corporate card payment transaction processed, and we recognize revenue in the period each transaction occurs. We provide rebates on eligible payment transactions in the form of statement credits to certain platform customers based on the dollar volume of payment transactions processed on our platform. Rebates provided are recognized as a reduction to revenue in the period the eligible transactions occur.
Segment Information
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company operates its business in one operating segment and, therefore, has one reportable segment.
The CODM uses consolidated net loss to measure segment profit or loss in order to assess, manage, and maintain performance of the business based on resource allocations. The CODM also uses consolidated net loss to approve operating budgets and to identify product development and market expansion opportunities. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are cost of revenue, research and development, sales and marketing, and general and administrative expenses at the consolidated level, which are presented in the Company’s condensed consolidated statements of operations. Other segment items included in consolidated net loss include gain on sale of property and equipment, interest expense, other income, net, loss on extinguishment of debt, loss on fair value adjustments, and income tax expense, which are presented in the Company’s condensed consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832)—Accounting for Government Grants Received by Business Entities, which expands Topic 832 to establish a comprehensive accounting framework, largely based on International Accounting Standard 20, for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The guidance is effective for the Company for its fiscal year and all interim periods beginning February 1, 2029. Early adoption is permitted. The guidance may be applied on a modified prospective, modified retrospective, or retrospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
NOTE 2 - REVENUE
Disaggregation of Revenue
Revenue consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Usage-based revenue	$211,393	$156,549	$413,527	$299,698
Subscription revenue	21,397	15,403	39,494	29,715
Total revenue	$232,790	$171,952	$453,021	$329,413
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
The following table presents revenue by region based on the billing country of the customer where the revenue generating transaction originates (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2026		2025		2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$154,181	66%	$105,514	61%	$298,887	66%	$201,318	61%
United Kingdom	38,479	17%	36,908	22%	76,146	17%	71,549	22%
Rest of World(1)	40,130	17%	29,530	17%	77,988	17%	56,546	17%
Total revenue	$232,790	100%	$171,952	100%	$453,021	100%	$329,413	100%
________________
(1)No individual country within Rest of World comprises more than 10% of total revenue.
Unbilled Receivables
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we have an unconditional right to consideration. In some arrangements, we have a right to consideration for our performance under the customer contract before invoicing the customer, resulting in an unbilled accounts receivable. We recognized unbilled accounts receivable of $93.3 million and $72.3 million, respectively, as of July 31, 2026 and January 31, 2026. Unbilled accounts receivable is recorded within accounts receivable, net on the accompanying condensed consolidated balance sheets.
Contract Liabilities
Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The deferred revenue balance primarily consists of annual subscription payments, and is expected to be recognized within one year of the balance sheet date. During the six months ended July 31, 2026 and July 31, 2025, revenue recognized from the deferred revenue balance at the beginning of the period was $31.3 million and $27.8 million, respectively.

Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized. We do not disclose the value of remaining performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which variable consideration is allocated to an unsatisfied performance obligation. Our remaining performance obligations related to multi-year subscription contracts were $74.9 million as of July 31, 2026 of which we expect to recognize approximately 56% as revenue over the next 12 months, 33% as revenue over the subsequent 13 to 24 months, and the remainder thereafter.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are generally due within thirty days and are recorded net of an allowance for estimated uncollectible amounts.
The following table presents the allowance for expected credit losses for the six months ended July 31, 2026 and 2025 (in thousands):

	Six Months Ended July 31,
	2026	2025
Balance at beginning of period	$6,462	$5,135
Provision for expected credit losses	5,005	2,488
Amounts written off, recoveries and other adjustments	(5,075)	(1,739)
Balance at end of period	$6,392	$5,884
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
The following table summarizes the corporate card receivables allowance for expected credit losses for the six months ended July 31, 2026 and 2025 (in thousands):

	Six Months Ended July 31,
	2026	2025
Balance at beginning of period	$2,499	$380
Provision for expected credit losses	900	1,675
Amounts written off, recoveries and other adjustments	(783)	(1,045)
Balance at end of period	$2,616	$1,010
Contract Acquisition Costs
During the three months ended July 31, 2026 and 2025, we capitalized $15.7 million and $6.7 million, respectively, of contract acquisition costs and recognized related amortization expense of $2.7 million and $1.3 million, respectively. During the six months ended July 31, 2026 and 2025, we capitalized $22.1 million and $9.2 million, respectively, of contract acquisition cost and recognized related amortization expense of $5.1 million and $2.5 million, respectively.

Amortization expense is included in sales and marketing expense in the condensed consolidated statements of operations.
NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS
The following table presents the Company’s cash equivalents and investments on the consolidated balance sheets (in thousands):

	As of July 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$156,129	$—	$—	$156,129
Commercial paper	33,706	—	—	33,706
Total cash equivalents	189,835	—	—	189,835
Short-term investments:
U.S. government and agency securities	107,161	7	(290)	106,878
Commercial paper	16,866	—	—	16,866
Corporate bonds	43,379	—	(94)	43,285
Total short-term investments	167,406	7	(384)	167,029
Total cash equivalents and investments	$357,241	$7	$(384)	$356,864

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$129,893	$—	$—	$129,893
Commercial paper	40,758	—	—	40,758
Total cash equivalents	170,651	—	—	170,651
Short-term investments:
U.S. government and agency securities	103,458	38	—	103,496
Commercial paper	24,087	—	—	24,087
Corporate bonds	29,387	26	(2)	29,411
Total short-term investments	156,932	64	(2)	156,994
Total cash equivalents and investments	$327,583	$64	$(2)	$327,645
The Company’s investments consist of available-for-sale debt securities. The Company considers debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as short-term investments on the condensed consolidated balance sheets. The Company included $1.0 million and $0.8 million of interest receivable within prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 31, 2026 and January 31, 2026, respectively.
Gross unrealized losses on the Company’s available-for-sale debt securities were not material as of July 31, 2026 and January 31, 2026. For investments with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis.
As of July 31, 2026, there was no allowance for credit losses related to our available-for-sale debt securities. As of July 31, 2026, the weighted-average remaining maturity of our available-for-sale debt securities was less than one year, and the contractual maturities of our available-for-sale debt securities did not exceed 24 months.
Assets Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	As of July 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$156,129	$—	$—	$156,129
Commercial paper	—	33,706	—	33,706
Short-term investments:
U.S. government and agency securities	—	106,878	—	106,878
Commercial paper	—	16,866	—	16,866
Corporate bonds	—	43,285	—	43,285
Total financial assets	$156,129	$200,735	$—	$356,864

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$129,893	$—	$—	$129,893
Commercial paper	—	40,758	—	40,758
Short-term investments:
U.S. government and agency securities	—	103,496	—	103,496
Commercial paper	—	24,087	—	24,087
Corporate bonds	—	29,411	—	29,411
Total financial assets	$129,893	$197,752	$—	$327,645
As of July 31, 2026, and January 31, 2026, no financial liabilities were measured at fair value on a recurring basis.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments during the six months ended July 31, 2026 or the year ended January 31, 2026.
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
Other Financial Instruments
The fair value of other financial instruments that are not recognized at fair value on the balance sheet are presented below for disclosure purposes only (in thousands):

	Fair Value Hierarchy	As of
		July 31, 2026	January 31, 2026
Warehouse credit facility	Level 3	$117,952	$122,464
ABL facility	Level 3	$5,441	$5,563
Other debt	Level 3	$864	$618
NOTE 4 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Capitalized software	$55,102	$46,126
Computers and equipment	6,822	6,868
Fixtures and fittings	897	2,976
Leasehold improvements	2,562	2,691
Construction in progress(1)	3,609	6,798
Property, equipment and software, gross	68,992	65,459
Less: accumulated depreciation	(30,930)	(30,431)
Property, equipment and software, net	$38,062	$35,028
________________
(1)Construction in progress consists of leasehold improvements and capitalized software development costs that have not been placed into service.
Depreciation and amortization expense was $5.3 million and $10.3 million for the three and six months ended July 31, 2026, respectively. Included in these amounts were the amortization of capitalized internal-use software costs of $4.6 million and $8.9 million for the three and six months ended July 31, 2026, respectively.
Depreciation and amortization expense was $5.0 million and $9.6 million for the three and six months ended July 31, 2025, respectively. Included in these amounts were the amortization of capitalized internal-use software costs of $3.8 million and $7.4 million for the three and six months ended July 31, 2025, respectively.
No impairment losses of long-lived assets, including property, equipment and software, and operating lease right-of-use (“ROU”) assets, were recognized during the six months ended July 31, 2026 and 2025.

Long-Lived Assets, Net
The following table presents long-lived assets, which includes property, equipment and software, net of depreciation and amortization, and operating lease ROU assets, by geographic region (in thousands):

	As of
	July 31, 2026	January 31, 2026
United States	$60,349	$59,470
United Kingdom	7,539	9,151
All other countries(1)	9,532	9,837
Total long-lived assets, net	$77,420	$78,458
________________
(1)No individual country within All other countries comprises more than 10% of Total long-lived assets, net.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	July 31, 2026	January 31, 2026
Accrued payroll-related expenses, taxes, and benefits	$59,532	$45,450
Accrued expenses	36,130	25,842
Amounts due to travel suppliers(1)	51,288	77,290
Reward liability(2)	14,118	12,337
Customer deposits and collateral	32,587	26,357
Indirect tax payable	5,314	6,404
Accrued interest	774	781
Other	4,465	2,792
Total accrued expenses and other current liabilities	$204,208	$197,253
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
Other Income, Net
The components of other income, net were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Foreign currency exchange gains (losses), net	$(2,508)	$(299)	$(6,315)	$7,622
Interest income	4,946	1,092	9,575	2,203
SAFE issuance costs expensed	—	—	—	(2,913)
Other, net	(247)	$(213)	158	(213)
Total other income, net	$2,191	$580	$3,418	$6,699

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying value of the goodwill balance (in thousands):

Carrying Amount
Balance as of January 31, 2026	$241,309
Foreign currency translation impact	(4,516)
Balance as of July 31, 2026	$236,793
There were no impairments of goodwill recognized during the six months ended July 31, 2026 and 2025.
Intangible Assets
Intangible assets consisted of the following (in thousands, except years data):

	As of July 31, 2026
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	7.3	$29,589	$(12,349)	$17,240
Domain names	11.3	587	(143)	444
Total intangible assets		$30,176	$(12,492)	$17,684

	As of January 31, 2026
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	7.7	$29,978	$(11,167)	$18,811
Domain names	11.8	587	(124)	463
Total intangible assets		$30,565	$(11,291)	$19,274
During the three and six months ended July 31, 2026, amortization expense related to intangible assets of $0.7 million and $1.4 million, respectively, was recorded in sales and marketing expense within the condensed consolidated statements of operations.
During the three and six months ended July 31, 2025, amortization expense related to intangible assets of $1.3 million and $2.5 million, respectively, was recorded in sales and marketing expense, and during the six months ended July 31, 2025, $0.1 million was recorded in cost of revenue within the condensed consolidated statements of operations.
No amortization expense was recorded in cost of revenue within the condensed consolidated statements of operations during the three and six months ended July 31, 2026 and the three months ended July 31, 2025.

The expected future amortization expenses related to intangible assets as of July 31, 2026 were as follows (in thousands):

Year Ended January 31,	Amount
Remainder of 2027	$1,345
2028	2,490
2029	2,472
2030	2,394
2031	2,159
Thereafter	6,824
Total	$17,684

There were no impairments of intangible assets recognized during the six months ended July 31, 2026 and 2025.

NOTE 6 - DEBT
The Company had the following debt outstanding (in thousands):

	As of
	July 31, 2026	January 31, 2026
Warehouse credit facility	$118,174	$118,174
ABL facility	6,000	6,000
Notes payable	867	621
Total principal amount of debt and borrowings	$125,041	$124,795
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
The Warehouse Credit Facility has been amended multiple times over the term to change the borrowing capacity and maturity date. As of July 31, 2026, the term of the Warehouse Credit Facility extends through February 18, 2028, the minimum utilization is 40% of the committed amount, and the borrowing capacity is $250.0 million.
The Warehouse Credit Facility contains mandatory and optional redemption features upon an event of default and other potential additional interest provisions that are bifurcated and treated as embedded derivative liabilities under the accounting guidance ASC 815, Derivatives and Hedging. At inception of the Warehouse Credit Facility, and as of July 31, 2026 and January 31, 2026, the fair value of the embedded derivative liabilities was determined to be immaterial.

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
Borrowings and repayments under the Warehouse Credit Facility consisted of the following (in thousands):

	Six Months Ended July 31,
	2026	2025
Borrowings	$—	$15,000
Repayments	$—	$81,100

Interest expense related to the Warehouse Credit Facility was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Interest paid and payable	$2,267	$3,713	$4,469	$8,098
Amortization of debt issuance costs	342	342	684	681
Total interest expense	$2,609	$4,055	$5,153	$8,779
The Warehouse Credit Facility contains certain affirmative or negative covenants, including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of July 31, 2026 and January 31, 2026, we remain in compliance with the covenants of the loan agreement.
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
The ABL Facility contains certain affirmative or negative covenants including, among other things, restrictions on repurchases of stock, dividends, and other distributions. As of July 31, 2026, we were in compliance with all covenants.
Interest expense related to the ABL Facility was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Interest paid and payable	$154	$690	$296	$1,180
Amortization of debt issuance costs	135	134	270	224
Total interest expense	$289	$824	$566	$1,404

Contractual principal payments
Future payments of principal associated with other notes payable are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2027	$791
2028	76
2029	—
2030	—
2031	—
Thereafter	—
Total notes payable outstanding	$867
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
Simple Agreements for Future Equity (SAFEs)
During the year ended January 31, 2026, we entered into SAFEs with multiple investors in exchange for cash proceeds of $155.0 million, with an interest rate of 12% per annum. We issued common stock warrants to investors together with the SAFEs. In connection with the issuance of the SAFEs and common stock warrants, we incurred debt issuance costs of $2.9 million which were expensed when incurred and are presented within other income, net in the accompanying condensed consolidated statements of operations during the six months ended July 31, 2025.
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
Trade Loan Facility
In June 2024, the Company entered into a loan agreement with Citibank for an uncommitted revolving line of credit facility (“Trade Loan Facility”), which was subsequently amended in July 2024 with changes to certain legal requirements. The loan agreement provided for a credit facility of up to $45.0 million. Borrowings under the facility required repayment subject to the terms of each borrowing request, subject to a maximum term of 90 days. Borrowings on the Trade Loan Facility incurred interest on a floating rate based on SOFR plus 2%. Borrowings under the Trade Loan Facility were secured by the Company’s billed accounts receivables. In March 2025, we paid $45.3 million to settle the Trade Loan Facility, comprised of $45.0 million for the outstanding balance and $0.3 million for interest. No balances remain outstanding as of July 31, 2026 or January 31, 2026.

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
The following table presents the carrying amounts of Liquid Labs’ assets and liabilities included in our condensed consolidated balance sheets (in thousands):

	As of
	July 31, 2026	January 31, 2026
Balance Sheet Data of Liquid Labs
Restricted cash, current	$2,472	$7,142
Corporate card receivables(1)	$203,139	$199,249
Prepaid expenses and other current assets	$1,285	$1,281
Other non-current assets	$747	$1,388
Accrued expenses and other current liabilities	$764	$8,560
Warehouse Credit Facility	$118,174	$118,174
________________
(1)Corporate card receivables as of July 31, 2026 and January 31, 2026 represent pledged customer receivables from Navan, Inc. to Liquid Labs.

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
Common stock reserved for issuance as of July 31, 2026 and January 31, 2026 are presented as follows:

	As of
	July 31, 2026	January 31, 2026
Stock options issued and outstanding	31,865,065	39,283,485
RSUs issued and outstanding	21,737,477	9,311,201
Shares of common stock available for future grants	34,818,026	37,811,841
Shares available for issuance under the 2025 Employee Stock Purchase Plan ("ESPP")	7,213,399	5,000,000
Total common stock reserved for issuance	95,633,967	91,406,527
Stock Options
Stock options granted continue to vest until the last day of employment and generally vest over 4 years and expire 10 years from the date of grant.
The following table presents stock option activity for the six months ended July 31, 2026 (in thousands, except price per share, share and years data):

	Number of Stock Options Outstanding	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2026	39,283,485	$13.91	5.7	$55,743
Granted	1,010,099	$9.97
Exercised	(7,804,467)	$9.96		$76,941
Cancelled/forfeited/expired	(624,052)	$16.74
Balance as of July 31, 2026	31,865,065	$14.70	6.1	$379,830
Vested and expected to vest as of July 31, 2026	31,865,065	$14.70	6.1	$379,830
Exercisable as of July 31, 2026	26,754,146	$14.12	5.7	$334,447
For the six months ended July 31, 2026 and July 31, 2025, the weighted-average grant date fair value of options granted was $5.94 and $13.56 per share, the intrinsic value of options exercised was $76.9 million and $7.4 million, and the aggregate grant-date fair value of options that vested was $39.8 million and $37.0 million, respectively. As of July 31, 2026, there was approximately $63.0 million of unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units
The Company has granted RSUs that vest either upon the satisfaction of a time-based service condition, or upon the satisfaction of both a time-based service and performance condition. The time-based service condition for these RSUs is generally four years. The performance-based vesting condition was satisfied in connection with the Company’s IPO.
The following table presents the activity related to RSUs for the six months ended July 31, 2026:

	Number of Shares Subject to RSUs	Weighted-Average Grant Date Fair Value
Unvested balance as of January 31, 2026	9,311,201	$22.23
Granted	16,497,425	$16.41
Forfeited	(1,430,919)	$20.15
Vested	(2,640,230)	$20.68
Unvested and outstanding as of July 31, 2026	21,737,477	$18.14
As of July 31, 2026, there was approximately $328.6 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock-based Compensation Expense
Stock-based compensation is included in the following components of expenses within the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenue	$2,362	$855	$4,082	$1,902
Research and development	15,652	7,473	26,616	14,371
Sales and marketing	12,817	4,143	21,072	7,738
General and administrative	11,026	6,178	27,399	11,898
Total stock-based compensation expense, net of amounts capitalized	$41,857	$18,649	$79,169	$35,909
Capitalized stock-based compensation	1,517	825	2,591	1,395
Total stock-based compensation cost	$43,374	$19,474	$81,760	$37,304
During the six months ended July 31, 2026, the Company modified certain stock option and RSU awards for certain employees to extend the post-termination exercise period and accelerate vesting. The Company measured the modification charge as the difference between the fair value of the modified awards and the fair value of the original awards immediately prior to the modification. The incremental fair value associated with the modified awards during the six months ended July 31, 2026 was not material, and will be recognized at the modification date or over the remaining requisite service period.
NOTE 9 - INCOME TAXES
The Company's provision for income tax expense and the effective tax rates are as follows (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Income Tax Provision	$2,833	$3,561	$3,635	$8,043
Effective Tax Rate	(10.8)%	(10.2)%	(7.9)%	(8.8)%
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate ("ETR"), adjusted for discrete items arising in the relevant period. In each quarter, the Company updates its estimated annual ETR and makes a year-to-date calculation of the provision.
The Company’s provision for income taxes was $2.8 million and $3.6 million, for the three months ended July 31, 2026 and 2025, respectively. The Company’s provision for income taxes was $3.6 million and $8.0 million, for the six months ended July 31, 2026 and 2025, respectively.
The effective tax rates for the three and six months ended July 31, 2026 and 2025 differed from the federal statutory tax rate primarily due to the Company’s full valuation allowance on U.S. federal and certain state deferred tax assets, partially offset by foreign income taxed at rates higher than the U.S. statutory rate.
The Company has evaluated all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. As of July 31, 2026, the Company continues to maintain valuation allowances against its U.S. federal, certain states and certain foreign deferred tax assets.
The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years. It is reasonably possible that there could be changes to the amount of uncertain tax positions that will significantly increase or decrease within 12 months of the reporting period; however, the Company is not able to estimate the impact of these items at this time.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties primarily related to the purchase of cloud hosting arrangements and software subscriptions. The following table presents the summarized purchase obligations as of July 31, 2026 (in thousands):

	Payments Due By Period as of July 31, 2026
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Purchase obligations	$30,257	$14,850	$15,407	—	—
Lease commitments
As of July 31, 2026, the Company has committed approximately $24.9 million in total minimum lease payments for office space leases which are signed but have not yet commenced. The lease terms range from approximately 2 to 5 years. The Company will recognize the related right-of-use assets and lease liabilities, which have not yet been determined, at the respective lease commencement dates.
Litigation
The Company is currently involved in, and may in the future be involved in, legal proceedings and administrative proceedings, disputes or claims. The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis. Due to the inherent uncertainties of litigation, the Company is unable to predict the ultimate outcome of these matters, and the unfavorable resolution of any matter could have a material adverse effect on the Company's business, results of operations, or financial condition.
Securities and Derivative Litigation
On February 23, 2026, a putative securities class action complaint was filed against the Company, its directors and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. On June 16, 2026, the Court appointed a lead plaintiff. An amended complaint was filed on August 5, 2026, alleging that the Defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended, by making materially false and misleading statements and omissions in its IPO offering documents. On September 8, 2026, a shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The allegations of this derivative complaint mirror the allegations in the securities class action case. The plaintiff purports to assert claims on behalf of the Company against the Company’s directors and certain of its current and former executive officers for breach of fiduciary duty and related claims. The Company intends to vigorously defend the cases. As of July 31, 2026, the Company is unable to reasonably estimate a possible loss or range of loss, if any, from both of these matters.
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
During the year ended January 31, 2023, the Company received a tentative payment schedule from the Dutch government. The NOW Scheme liability balances as of July 31, 2026 and January 31, 2026, and the changes during the six months ended July 31, 2026 were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2026	$4,919
Repayments	—
Foreign currency translation impact	(143)
Balance as of July 31, 2026	$4,776
Less: balance in accrued expenses and other current liabilities	(563)
Balance in other non-current liabilities	$4,213
As of July 31, 2026, the Company’s application for relief is still under review with the governmental authorities.
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
The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(29,117)	$(38,623)	$(49,623)	$(99,880)
Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	256,369,621	46,546,290	253,375,867	46,350,553
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.83)	$(0.20)	$(2.15)
During the three and six months ended July 31, 2026 and 2025, the Company was in a net loss position. As a result, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of July 31,
	2026	2025
Redeemable convertible preferred shares	—	146,360,207
Stock options issued and outstanding	31,865,065	41,581,733
RSUs issued and outstanding	21,737,477	7,771,766
ESPP	733,515	—
Warrants to purchase redeemable convertible preferred stock	—	40,160
Warrants to purchase common stock	—	1,211,223
Shares of common stock subject to repurchase	1,740	21,751
Convertible notes	—	12,273,965
SAFEs	—	7,526,948
Total antidilutive securities	54,337,797	216,787,753
NOTE 12 - SUBSEQUENT EVENTS
In September 2026, the Company acquired BoomPop, a U.S.-based meetings and events company, in exchange for total consideration of up to $95.0 million in cash and shares of the Company's Class A common stock, subject to customary purchase price adjustments. Given the recent timing of the closing of this transaction, the Company is in the process of determining the fair values of the acquired assets and assumed liabilities.

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

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Growth	2026	2025	% Growth

	(dollars in billions)
Gross booking volume (GBV)	$3.0	$2.1	45%	$6.1	$4.1	48%
Payment volume	$1.3	$1.0	34%	$2.6	$2.0	31%
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

Sustaining Innovation and Leadership
Our success is dependent on our ability to sustain our leadership in innovation and technology. We have invested heavily in building out Navan Cloud, our global infrastructure, which is designed to enable the delivery of a wide range of travel content and expense capabilities to our customers. We intend to continue investing in our infrastructure to ensure that our customers have a broad array of options and choices when using our platform.
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
We have also invested significantly in AI to help make every step of the planning, booking, travel, and post-trip process as appealing and automated as possible. We view these investments as important tools to improve the efficiency of the booking process, how we operate our business, and how we serve our customers. We were one of the first travel companies to incorporate machine learning models into our offerings, leveraging proprietary algorithms to provide users with personalized intelligent recommendations, dynamic policy tools, and an overall seamless, end-to-end travel experience.
In addition, we have continued to expand our investments in AI, including by building Navan Cognition, our proprietary AI framework which orchestrates work across specialized AI agents and human experts based on the complexity of the task and the profile of the traveler, and adjusts that routing in real time during a live interaction. Navan Cognition is designed to leverage third-party large language models with our own proprietary, internally developed models to enable us to create, train, deploy, and supervise our specialized virtual agents that can handle many complex tasks previously requiring human intervention.
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
We intend to continue investing in research and development, including for our infrastructure and AI capabilities to make our offerings even more scalable and personalized to our users. We are particularly focused on our AI investments, which have allowed us to build and continue to develop Navan Cognition. We expect to continue to invest in Navan Cognition in order to further enable us to create and oversee AI-powered virtual agents with enterprise-grade reliability. We also expect to continue to invest in future product interface enhancements such as Navan Edge, which is designed to redefine how travelers book, modify, and manage trips on the go via their mobile devices.
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

Reed & Mackay Customer Transition
In 2021, we acquired R&M, a UK-based travel management company to expand our international presence and global service offerings to meet the needs of customers requiring a white-glove travel management service model. In January 2026, we announced that we would begin unifying our services under the Navan brand, which involves transitioning existing customers of our R&M service model to the Navan technology platform and, effective immediately upon the January 2026 announcement, retiring the R&M brand for the purposes of new sales opportunities and conducting all new travel sales under a single unified Navan brand. During and subsequent to the transition, customers continue to receive the same premium level of service they value today.
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
Excluding the impact of stock-based compensation expense, research and development expenses have fluctuated, and we expect may continue to fluctuate, as a percentage of our revenue from period to period depending on the timing of these expenses or other factors impacting revenue, and to decline as a percentage of revenue over the long term.
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of personnel-related expenses, including salaries, commissions, bonuses, stock-based compensation, benefits and other expenses, amortization of acquired intangible assets, other promotional and advertising expenses, and the allocation of certain corporate costs. We expense certain sales and marketing costs, including promotional expenses, as incurred. We have increased and plan to continue to increase our investment in sales and marketing for the foreseeable future, primarily through increased headcount in our sales function and investment in brand and product-marketing efforts.
In the near term, we expect that our sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in our sales and marketing organization to drive continued adoption of our platform. Excluding the impact of stock-based compensation expense, we expect that sales and marketing expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of these expenses or other factors impacting revenue, and to decline as a percentage of revenue over the long term.
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

General and administrative expenses are expensed as incurred. Excluding the impact of stock-based compensation expense, we have increased and expect to continue to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future. We expect our general and administrative expenses may vary from period to period as a percentage of revenue in the near term and to decline as a percentage of revenue in the long term.
Gain on Sale of Property and Equipment
Gain on sale of property and equipment reflects the difference between the carrying value at the date of disposal and the net consideration received from sales of property and equipment during the period.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Revenue	$232,790	$171,952	$453,021	$329,413
Cost of revenue	60,321	46,915	117,497	92,583
Gross profit	172,469	125,037	335,524	236,830
Operating expenses
Research and development	47,214	33,358	86,612	64,760
Sales and marketing	104,593	68,496	196,508	130,376
General and administrative	48,404	35,440	98,255	69,845
Total operating expenses	200,211	137,294	381,375	264,981
Gain on sale of property and equipment	2,172	—	2,172	—
Loss from operations	(25,570)	(12,257)	(43,679)	(28,151)
Interest expense	(2,905)	(15,635)	(5,727)	(31,971)
Other income, net	2,191	580	3,418	6,699
Loss on extinguishment of debt	—	—	—	(20,528)
Loss on fair value adjustments	—	(7,750)	—	(17,886)
Loss before income tax expense	(26,284)	(35,062)	(45,988)	(91,837)
Income tax expense	2,833	3,561	3,635	8,043
Net loss	$(29,117)	$(38,623)	$(49,623)	$(99,880)
Stock-based compensation is included in the following components of expenses within the condensed consolidated statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$2,362	$855	$4,082	$1,902
Research and development	15,652	7,473	26,616	14,371
Sales and marketing	12,817	4,143	21,072	7,738
General and administrative	11,026	6,178	27,399	11,898
Total stock-based compensation expense	$41,857	$18,649	$79,169	$35,909

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(as a percent of revenue)(1)
Revenue	100%	100%	100%	100%
Cost of revenue	26	27	26	28
Gross profit	74	73	74	72
Operating expenses
Research and development	20	19	19	20
Sales and marketing	45	40	43	40
General and administrative	21	21	22	20
Total operating expenses	86	80	84	80
Gain on sale of property and equipment	1	—	—	—
Loss from operations	(11)	(7)	(10)	(9)
Interest expense	(1)	(9)	(1)	(10)
Other income, net	1	—	1	2
Loss on extinguishment of debt	—	—	—	(6)
Loss on fair value adjustments	—	(5)	—	(5)
Loss before income tax expense	(11)	(21)	(10)	(27)
Income tax expense	1	2	1	2
Net loss	(13)%	(23)%	(11)%	(29)%
________________
(1)Totals of percent of revenue may not foot due to rounding.
Comparison of the Three and Six Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Usage-based revenue	$211,393	$156,549	$54,844	35%	$413,527	$299,698	$113,829	38%
Subscription revenue	$21,397	$15,403	$5,994	39%	$39,494	$29,715	$9,779	33%
Total revenue	$232,790	$171,952	$60,838	35%	$453,021	$329,413	$123,608	38%

Total revenue for the three and six months ended July 31, 2026 increased $60.8 million, or 35%, and $123.6 million, or 38%, respectively. The increase in revenue is primarily due to (i) an increase in usage-based revenue driven by an increase in GBV and payment volume as we increased our customer base and expanded engagement with our platform and offerings by existing customers, and (ii) an increase in subscription revenue primarily driven by increased adoption of our Expense Management offering by new and existing customers on our platform.
The impact of foreign currency translation on the change in revenue for the three and six months ended July 31, 2026 and 2025 was not material.

Cost of Revenue and Gross Profit

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Cost of revenue	$60,321	$46,915	$13,406	29%	$117,497	$92,583	$24,914	27%
Gross profit	$172,469	$125,037	$47,432	38%	$335,524	$236,830	$98,694	42%
Gross margin	74%	73%			74%	72%
Cost of revenue for the three months ended July 31, 2026 increased by $13.4 million, or 29%, primarily due to an increase in cloud hosting, support, processing, and ticketing fees of $6.5 million and an increase in salaries and related benefits of $5.0 million driven by an increase in headcount. The increase in gross profit and gross margin is primarily due to an increase in revenue on a relatively fixed cost base supported by our delivery of AI-powered customer support.

Cost of revenue for the six months ended July 31, 2026 increased by $24.9 million, or 27%, primarily due to an increase in salaries and related benefits of $11.4 million driven by an increase in headcount. Additionally, cloud hosting, support, processing, and ticketing fees increased by $8.8 million, and facilities and IT-related costs increased by $2.3 million. The increase in gross profit and gross margin is primarily due to an increase in revenue on a relatively fixed cost base supported by our delivery of AI-powered customer support.

Operating Expenses
Research and Development Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Research and development	$47,214	$33,358	$13,856	42%	$86,612	$64,760	$21,852	34%
Research and development expense for the three months ended July 31, 2026 increased by $13.9 million, or 42%, primarily due to an increase in salaries and related benefits of $12.7 million driven by an increase of $8.2 million related to stock-based compensation expense recognized after and as a result of the completion of our IPO, and an increase in headcount. Additionally, facilities and IT-related costs increased by $2.6 million. The increase was partially offset by a decrease in professional service fees of $1.1 million.

Research and development expense for the six months ended July 31, 2026 increased by $21.9 million, or 34%, primarily due to an increase in salaries and related benefits of $20.8 million driven by an increase of $12.3 million related to stock-based compensation expense recognized after and as a result of the completion of our IPO, and an increase in headcount. Additionally, facilities and IT-related costs increased by $3.4 million. The increase was partially offset by a decrease in professional service fees of $2.0 million.

Sales and Marketing Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Sales and marketing	$104,593	$68,496	$36,097	53%	$196,508	$130,376	$66,132	51%
Sales and marketing expense for the three months ended July 31, 2026 increased by $36.1 million, or 53%, primarily due to an increase in salaries and related benefits of $18.3 million, of which $8.7 million related to stock-based compensation expense recognized after and as a result of the completion of our IPO. The increase in salaries and related benefits is primarily driven by an increase in headcount as we continue to expand our sales and marketing organization to grow our customer base. Additional drivers of the period over period increase include (i) an increase in advertising and marketing expense of $10.1 million, (ii) an increase in sales commissions expense of $5.0 million, and (iii) an increase in facilities and IT-related costs of $1.7 million.

Sales and marketing expense for the six months ended July 31, 2026 increased by $66.1 million, or 51%, primarily due to an increase in salaries and related benefits of $32.7 million, of which $13.3 million related to stock-based compensation expense recognized after and as a result of the completion of our IPO. The increase in salaries and related benefits is primarily driven by an increase in headcount as we continue to expand our sales and marketing organization to grow our customer base. Additional drivers of the period over period increase include (i) an increase in advertising and marketing expense of $14.4 million, (ii) an increase in sales commissions expense of $12.4 million, (iii) an increase in facilities and IT-related costs of $3.2 million, and (iv) an increase in other corporate costs of $3.1 million.

General and Administrative Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
General and administrative	$48,404	$35,440	$12,964	37%	$98,255	$69,845	$28,410	41%
General and administrative expense for the three months ended July 31, 2026 increased by $13.0 million, or 37%, primarily due to an increase in salaries and related benefits of $6.1 million driven by an increase of $4.8 million related to stock-based compensation expense recognized after and as a result of the completion of our IPO, and an increase in headcount. Additional drivers of the period over period increase include (i) an increase in bad debt expense of $1.9 million, (ii) an increase in professional service fees of $1.5 million, and (iii) an increase in corporate insurance costs of $1.4 million.

General and administrative expense for the six months ended July 31, 2026 increased by $28.4 million, or 41%, primarily due to an increase in salaries and related benefits of $16.6 million driven by an increase of $15.5 million related to stock-based compensation expense recognized after and as a result of the completion of our IPO, and an increase in headcount. Additional drivers of the period over period increase include (i) an increase in professional service fees of $3.3 million, (ii) an increase in corporate insurance costs of $2.3 million, and (iii) an increase in bad debt expense of $1.7 million. Additionally, $1.8 million of severance and executive transition costs were recognized during the six months ended July 31, 2026.

Gain on Sale of Property and Equipment

	Three Months Ended July 31,					Six Months Ended July 31,
	2026		2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Gain on sale of property and equipment	$2,172	$—	$—	$2,172	NM	$2,172	$—	$2,172	NM
______________
NM - Not meaningful
Gain on sale of property and equipment for the three and six months ended July 31, 2026 represents the difference between the carrying value at the date of disposal and the net consideration received from the sale of property and equipment during the period.

Interest Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Interest expense	$(2,905)	$(15,635)	$12,730	(81%)	$(5,727)	$(31,971)	$26,244	(82%)
Interest expense for the three and six months ended July 31, 2026 decreased by $12.7 million, or 81%, and $26.2 million or 82%, respectively. The decrease is primarily due to the settlement and conversion of the Vista Facility and convertible notes in connection with the IPO (all which are defined and further described within Note 6 — Debt in the notes to the condensed consolidated financial statements included elsewhere in this report, and under “Liquidity and Capital Resources―Debt Obligations Extinguished in Connection with the IPO”), and lower borrowing levels under the Warehouse Credit Facility and the ABL Facility (as defined and further described within Note 6 — Debt in the notes to the condensed consolidated financial statements included elsewhere in this report, and under “Liquidity and Capital Resources―Debt Obligations”). Additionally, the settlement of the 2022 Promissory Note in February 2025 contributed to the decrease in interest expense during the six months ended July 31, 2026 (see Note 6 — Debt in the notes to the condensed consolidated financial statements included elsewhere in this report).

Other Income, net

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Other income, net	$2,191	$580	$1,611	278%	$3,418	$6,699	$(3,281)	(49%)
Other income, net for the three months ended July 31, 2026 increased by $1.6 million, or 278%, primarily due to an increase in interest income of $3.9 million, partially offset by an increase in foreign currency losses of $2.2 million.

Other income, net for the six months ended July 31, 2026 decreased by $3.3 million, or 49%, primarily due to an increase in foreign currency losses of $13.9 million, partially offset by an increase in interest income of $7.4 million and a decrease in debt issuance costs of $2.9 million, which were expensed when incurred in connection with the issuance of the SAFEs during the three months ended April 30, 2025 (as described below under “―Liquidity and Capital Resources― Debt Obligations Extinguished in Connection with the IPO―SAFEs”).

Loss on Extinguishment of Debt

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Loss on extinguishment of debt	$—	$—	$—	—%	$—	$(20,528)	$20,528	NM
______________
NM - Not meaningful
Loss on extinguishment of debt for the six months ended July 31, 2025 represents the loss on the settlement of the 2022 Promissory Note.

Loss on Fair Value Adjustments

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Loss on fair value adjustments	$—	$(7,750)	$7,750	NM	$—	$(17,886)	$17,886	NM
______________
NM - Not meaningful
Loss on fair value adjustments for the three and six months ended July 31, 2025 represents the impact of recording financial liabilities to fair value, which were settled prior to the six months ended July 31, 2026.

Income Tax Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change

	(dollars in thousands)
Income tax expense	$2,833	$3,561	$(728)	(20%)	$3,635	$8,043	$(4,408)	(55%)
Income tax expense for the three months ended July 31, 2026 decreased by $0.7 million, or 20%, primarily due to decreases in foreign profits and windfall benefits from stock-based compensation expense.

Income tax expense for the six months ended July 31, 2026 decreased by $4.4 million, or 55%, primarily due to decreases in foreign profits and the release of unrecognized tax benefits from the settlement of tax examinations.

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
For the reasons set forth below, we believe that excluding the following items provides information that is helpful in understanding our operating results, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.
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
•Severance and executive transition costs. During the three and six months ended July 31, 2026, we incurred costs associated with the departure of our Chief Financial Officer, which consisted of severance and retention payments, and other third party professional services. We exclude these costs because they are not representative of our core operations.
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
•Gain on sale of property and equipment. We exclude gains and losses related to the sale of property and equipment as these gains and losses are unrelated to our core operating performance. We believe the exclusion provides for a useful comparison of our operating results to prior periods and to our peer companies.
•Loss on fair value adjustments. We exclude gains and losses on fair value adjustments related to the remeasurement of the SAFEs and our derivative and warrant liabilities as of the end of each reporting period. We exclude these non-cash gains and losses because they are unrelated to our core operating performance.
•SAFE debt issuance costs expensed. We exclude the issuance costs incurred in connection with the SAFEs issued during the six months ended July 31, 2025 as these costs are non-recurring and unrelated to our core operating performance. We believe the exclusion of this expense provides for a useful comparison of our operating results to prior periods and to our peer companies.
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
The following table sets forth the reconciliation of GAAP gross profit to non-GAAP gross profit and GAAP gross margin to non-GAAP gross margin for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(dollars in thousands)
GAAP gross profit	$172,469	$125,037	$335,524	$236,830
GAAP gross margin	74%	73%	74%	72%
Stock-based compensation-related charges	2,415	1,063	4,204	2,110
Amortization of intangible assets	—	22	—	85
Restructuring costs	144	—	344	—
Non-GAAP gross profit	$175,028	$126,122	$340,072	$239,025
Non-GAAP gross margin	75%	73%	75%	73%

Non-GAAP Income from Operations
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation-related charges, amortization of intangible assets, severance and executive transition costs, restructuring costs, and gain on sale of property and equipment. The following table sets forth the reconciliation of GAAP loss from operations to non-GAAP income from operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
GAAP loss from operations	$(25,570)	$(12,257)	$(43,679)	(28,151)
Stock-based compensation-related charges	43,300	19,337	81,198	36,597
Amortization of intangible assets	671	1,320	1,343	2,630
Severance and executive transition costs	377	—	1,796	—
Restructuring costs	654	—	2,408	—
Gain on sale of property and equipment	(2,172)	—	(2,172)	—
Non-GAAP income from operations	$17,260	$8,400	$40,894	$11,076
Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation-related charges, amortization of intangible assets, severance and executive transition costs, restructuring costs, amortization of debt discount and debt issuance costs, gain on sale of property and equipment, loss on fair value adjustments, SAFE debt issuance costs expensed, and loss on extinguishment of debt, and adjusted to reflect the income tax effects of the non-GAAP adjustments to GAAP loss before income tax expense.
The following table sets forth the reconciliation of GAAP net loss to non-GAAP net income (loss) for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
GAAP net loss	$(29,117)	$(38,623)	$(49,623)	$(99,880)
Stock-based compensation-related charges	43,300	19,337	81,198	36,597
Amortization of intangible assets	671	1,320	1,343	2,630
Severance and executive transition costs	377	—	1,796	—
Restructuring costs	654	—	2,408	—
Amortization of debt discount and debt issuance costs	477	1,550	954	2,984
Gain on sale of property and equipment	(2,172)	—	(2,172)	—
Loss on fair value adjustments	—	7,750	—	17,886
SAFE debt issuance costs expensed	—	—	—	2,913
Loss on extinguishment of debt	—	—	—	20,528
Non-GAAP provision for income taxes	(447)	963	(579)	1,567
Non-GAAP net income (loss)	$13,743	$(7,703)	$35,325	$(14,775)

Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by cash used for investing activities for capitalized software development costs and net capital expenditures, which include purchases of property and equipment and proceeds from the sale of property and equipment.
The following table sets forth the reconciliation of GAAP operating cash flow to non-GAAP free cash flow for the periods presented:

	Six Months Ended July 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$18,388	$4,784
Less: Capitalized software development costs	(10,059)	(8,207)
Net capital expenditures	1,619	(188)
Free cash flow	$9,948	$(3,611)
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
Since our inception, we have financed our operations primarily through sales of equity securities and debt, as well as cash generated from operations. Our principal uses of cash in recent periods have been funding our operations, investing in our business, technologies, and platform, capital expenditures, and various business acquisitions. As of July 31, 2026, our principal sources of liquidity were cash and cash equivalents of $653.0 million, which were held primarily for working capital purposes, and short-term investments of $167.0 million. Cash consisted of funds deposited with banks and a portion of the balance held with our corporate card payment processing partners that is not restricted to fund transactions charged by our corporate card users. Cash equivalents consisted of money market funds and commercial paper with an original maturity of three months or less at the date of purchase. Investments consisted of U.S. government and agency securities, commercial paper, and corporate bonds. Our investments are focused on preserving capital, maintaining sufficient liquidity for operations, and maximizing returns within our risk parameters. Our investment policy sets forth authorized investment categories, credit rating minimums, and maturity requirements. We believe these policies mitigate our exposure to any risk concentrations.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $2.1 billion as of July 31, 2026. We expect to continue to incur operating losses, and our operating cash flows may fluctuate between positive and negative amounts at least through the fiscal year ending January 31, 2027 due to investments we intend to make to support growth in our business, and the difference in timing of payments received from our customers as compared to payments made to vendors, including travel suppliers. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash and cash equivalents and cash provided by our operations, together with amounts available for borrowing under the Warehouse Credit Facility and the ABL Facility, will be sufficient to meet our requirements and plans for cash, including supporting working capital and capital expenditure requirements for at least the next 12 months and beyond. As of July 31, 2026, we had borrowing capacity of $250.0 million under the Warehouse Credit Facility, and outstanding borrowings of $118.2 million. As of July 31, 2026, we had borrowing capacity of $100.0 million under the ABL Facility, and outstanding borrowings of $6.0 million. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, payment volume, expansion of our platform customer base, expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new offerings, and continued market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected. We fund corporate card transactions in advance of receiving payments from our customers. Our working capital may fluctuate from period to period as a result of the timing of when we fund our corporate card payment processors and when we receive payments from our customers. During peak travel periods, the impact of this may be more significant than in other periods and may require us to draw down on the Warehouse Credit Facility.
As of July 31, 2026, our principal commitments consist of obligations under the Warehouse Credit Facility, the ABL Facility, operating leases for office space, and non-cancelable purchase commitments primarily related to cloud hosting arrangements and software subscriptions.
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

The Warehouse Credit Facility has been amended multiple times over the term to change the borrowing capacity and maturity date. As of July 31, 2026, the term of the Warehouse Credit Facility extends through February 18, 2028, the minimum utilization is 40% of the committed amount, and the borrowing capacity is $250.0 million.
The Warehouse Credit Facility contains mandatory and optional redemption features upon an event of default and other potential additional interest provisions that are bifurcated and treated as embedded derivative liabilities under the accounting guidance ASC 815, Derivatives and Hedging. At inception of the Warehouse Credit Facility, and as of July 31, 2026 and January 31, 2026, the fair value of the embedded derivative liabilities was determined to be immaterial.
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
As of July 31, 2026, the Company had a total outstanding balance of $118.2 million on the Warehouse Credit Facility. The Warehouse Credit Facility contains certain affirmative or negative covenants, including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of July 31, 2026 and January 31, 2026, we remain in compliance with the covenants of the loan agreement.
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
As of July 31, 2026, the Company had a total outstanding balance of $6.0 million on the ABL Facility. The ABL Facility contains certain affirmative or negative covenants including, among other things, restrictions on repurchases of stock, dividends, and other distributions. As of July 31, 2026, we were in compliance with all covenants.
Cash Flows
The following table presents our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$18,388	$4,784
Net cash (used in) investing activities	$(24,099)	$(11,055)
Net cash provided by financing activities	$88,237	$6,606

Operating Activities
Net cash provided by operating activities was $18.4 million for the six months ended July 31, 2026 as compared to $4.8 million for the six months ended July 31, 2025. The change was primarily due to a decrease in net loss, adjusted for non-cash items, partially offset by an increase in cash used for working capital. The change in cash used for working capital is primarily driven by the difference in timing of payments received from our customers as compared to payments made to vendors, and an increase in payments for contract acquisition costs as we continue to grow our customer base.
Investing Activities
Net cash used in investing activities was $24.1 million for the six months ended July 31, 2026 as compared to $11.1 million for the six months ended July 31, 2025. The change was primarily driven by purchases of investments exceeding maturities during the six months ended July 31, 2026, and an increase in funding of customer spend activity on our corporate cards surpassing payments from customers during the six months ended July 31, 2026 as compared to the six months ended July 31, 2025. Net cash used in or provided by corporate card spend and customer payment activity will vary from period to period depending on timing and volume of activity relative to period-end.
Financing Activities
Net cash provided by financing activities was $88.2 million for the six months ended July 31, 2026 as compared to $6.6 million for the six months ended July 31, 2025. The change was primarily driven by proceeds received from stock option exercises and taxes collected from the settlement of equity awards during the six months ended July 31, 2026.
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
JOBS Act Accounting Election
We are currently an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we lose our status as an emerging growth company, which we expect to occur on January 31, 2027, or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
The functional currency of our foreign subsidiaries may be the local currency or the U.S. dollar, depending on the primary economic environment in which the subsidiary operates. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiaries’ financial statements into U.S. dollars. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results. In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro and British pound currency transactions) in our condensed consolidated statements of operations and have recorded net foreign currency exchange gains (losses) of $(2.5) million and $(0.3) million for the three months ended July 31, 2026 and 2025, respectively, and $(6.3) million and $7.6 million for the six months ended July 31, 2026 and 2025, respectively. Future transactional gains and losses are inherently difficult to predict as they depend on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities in each period.
Interest Rate Risk
As of July 31, 2026, we had cash, cash equivalents and short-term investments of $820.0 million. Cash, cash equivalents, and our investments consist of cash in banks and interest-bearing money market accounts, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. Our cash, cash equivalents, and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.
We are also exposed to interest rate risk through fluctuations in interest rates on our debt obligations, some of which carry interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of July 31, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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

Our strategy involves landing customers with our Travel offering and expanding those relationships by increasing our customers’ engagement with and usage of additional offerings, including Corporate Payments, Expense Management, Meetings and Events, VIP, and Bleisure, and working to manage all of our customers’ corporate travel spend on our platform. If our customers do not adopt one or more of these additional offerings at the rate we anticipate or at all, our business and prospects could be negatively impacted. The success of these additional offerings depends upon our ability to sell them to our existing travel management customers and on increasing utilization once adopted by our customers. Additionally, in January 2026 we announced the planned transition of customers of our R&M service model to our Navan platform. We have been investing and expect to continue to invest in this and a number of other strategic growth initiatives to drive adoption of our offerings, but there can be no assurance that such investments will be effective on a timely basis or at all. In particular, we may experience more difficulty or fluctuations in adoption of our core Navan offering by former customers of the R&M service model, including because we have experienced some challenges to customer retention in this customer group in the past. We may also see slower than anticipated expansion rates of our additional offerings by smaller customers in the unmanaged travel market, including due to their heightened focus on total cost of ownership and self-service models. In addition, there is a period of time between when we acquire new customers and when we begin to recognize the bulk of our revenues, during which the customer implements our technology, moves corporate travel budgets to our platform, and then launches initial bookings. This time period fluctuates depending on the size, scope, and complexity of a customer’s overall corporate travel spend and organization. To expand our customers’ usage of our offerings, we will need to successfully partner with customers to help them realize increased value in our offerings in an efficient manner, particularly in uncertain macroeconomic environments characterized by heightened scrutiny over T&E and IT budgets. If we do not effectively help our customers realize the value of managing more of their corporate travel spend on our platform, our business, growth, and results of operations could be harmed. In addition, use of our corporate card offering, along with the Navan Connect offering that allows customers to connect their non-Navan corporate cards to the Navan Expense system, gives us insights into travelers throughout their journey and, as a result, adoption by customers of this offering is crucial to our long-term strategy of providing comprehensive and personalized experiences to travelers. Accordingly, if customers do not adopt our additional offerings, they may not realize the full value of our platform and consequently may be more difficult to retain. In the past, we have experienced higher churn from customers of our R&M service model than from customers of our Navan platform, and uncertainty exists regarding the degree to which the transition to the Navan technology platform will impact our relationships with existing customers of the R&M service model. As a result of any of these factors, our business, financial condition, results of operations, and prospects may be adversely affected.
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
We were incorporated in 2015 and have incurred net losses in each year since inception, and we may not achieve or, if achieved, sustain profitability in the future. We generated net losses of $398.0 million and $181.1 million for the years ending January 31, 2026 and 2025, respectively, and $49.6 million and $99.9 million for the six months ended July 31, 2026 and 2025, respectively.
We had an accumulated deficit of $2.1 billion as of July 31, 2026 and $2.0 billion as of January 31, 2026. While we experienced significant revenue growth in recent periods, we cannot predict whether we will maintain this level of growth or when we will achieve profitability. We are not certain whether or when our revenue will be sufficient to sustain or increase our growth or to achieve profitability in the future. Even if we achieve profitability, we may not be able to sustain or increase our profitability. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to make significant investments in our business, including to further develop our platform and offerings, such as our technology infrastructure and our AI framework, features, and functionalities, expand our marketing programs and sales teams to drive new customer acquisition and expand engagement with our platform and offerings within our customers, support our international expansion, and develop and introduce new offerings, use cases, and platform features and functionalities. We will also face increased costs associated with growth, the expansion of our customer and supplier base, continued focus on our sales strategies, expansion of our efforts to increase our share of the unmanaged travel market, and increases in general and administrative expenses as a result of being a public company. We also may never achieve or maintain profitability if we are not able to acquire new customers, drive further adoption within existing customers, or maintain and strengthen our supplier relationships. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve or, once achieved, sustain profitability, the value of our business and Class A common stock may significantly decrease and our business, financial condition, results of operations, and prospects could be adversely affected.
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
As part of our business strategy, we have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Beginning in 2021, we have acquired several companies, including R&M, Comtravo, and Resia, and most recently the Brazilian travel and expense platform, Smartrips, and the U.S.-based meetings and events company BoomPop, both of which transactions closed after July 31, 2026. However, there can be no assurance we will be able to successfully identify desirable acquisition candidates in the future, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our customers or investors.
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
A significant amount of our revenue is derived from customers from outside the United States, and we plan to continue expanding our operations internationally in the future. Revenue generated from customers outside of the United States was $266.4 million, or 38% of our revenue, and $221.0 million, or 41% of our revenue, for the years ended January 31, 2026 and 2025, respectively, was $78.6 million or 34% or our revenue, and $66.4 million or 39% of our revenue for the three months ended July 31, 2026 and 2025, respectively, and was $154.1 million or 34% of our revenue, and $128.1 million or 39% of our revenue for the six months ended July 31, 2026 and 2025, respectively. Outside of the United States, we currently have direct and indirect subsidiaries in many countries, including the United Kingdom, France, Israel, Singapore, India, the United Arab Emirates, and Australia, and we have employees in more than 15 countries. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United

States. In addition, there are significant costs and risks inherent in conducting business in international markets, including:
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
We have incorporated AI-based solutions into our offerings, including through Navan Edge, Ava and our other virtual agents. As with many innovations, AI presents risks, challenges, and unintended consequences that could impact our ability to successfully incorporate the use of AI in our business. For example, our algorithms may be flawed and not achieve sufficient levels of accuracy or contain biased information. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed, resulting in a hallucination. Algorithms are also subject to privacy and data security laws, as well as increasing regulation and scrutiny. In addition, our competitors or other third parties may incorporate AI solutions into their products more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered applications. For example, competitors leveraging AI or other automation may drive increasing efficiency in their support costs while offering faster, more personalized service than us. We have made significant investments in our AI technology, including in our Navan Cognition framework that powers our agentic product offerings that are critical tools in the efficient scaling of our platform. Our ability to deploy AI, or the ability of our competitors to do so better, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies. We may need to modify and enhance our platform and offerings to adapt to changes and innovation in these technologies as well as to demonstrate increasing benefits and efficiencies of our platform to customers and their employees, who are expected to demand continued innovation in the features and functionalities of our platform and offerings. This development effort will require significant engineering, marketing, and sales resources, all of which would affect our business and results of operations. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, which could adversely affect our business, financial condition, results of operations, and prospects.
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
In addition to intellectual property litigation, we have in the past and may in the future become subject to legal proceedings and claims or regulatory inquiries or proceedings that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of customer data. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted. For example, on February 23, 2026, a putative securities class action complaint was filed against us and our directors and certain of our current and former executive officers in the U.S. District Court for the Northern District of California alleging violation of the Securities Act by making materially false and misleading statements in our IPO offering documents. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our Class A common stock. Litigation might result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects.
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
Our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of January 31, 2026, we had net operating loss (“NOL”) carryforwards of approximately $841.5 million, $702.2 million and $19.8 million for U.S. federal, state, and foreign tax purposes, respectively, that are available to reduce future taxable income. Under current U.S. federal income tax law, our NOL carryforwards generated in tax years beginning before January 1, 2018, will begin expiring in 2036, and our NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but utilization of such post-2017 NOL carryforwards is limited to a maximum of 80% of taxable income determined without regard to such carryforwards. Our state NOL carryforwards will begin to expire in 2027. Our foreign NOLs will carry forward indefinitely. As of January 31, 2026, we had available research and development tax credit carryforwards of approximately $17.0 million and $13.2 million for U.S. federal and state tax purposes, respectively. If not utilized, our U.S. federal tax credits will expire at various dates beginning in 2036. Our state tax credits do not expire and will carry forward indefinitely. Also, for state income tax purposes, the extent to which states conform to the U.S. federal income tax laws varies and there may be periods during which the use of NOL or tax credit carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California has enacted legislation that, with certain exceptions, suspends the ability to use California NOL carryforwards to offset California income for taxable years beginning on or after January 1, 2024, and before January 1, 2027. California has also enacted legislation extending existing limitations on the utilization of California business tax credits to offset California taxes. These and any other limitations could harm our business, results of operations, financial condition or prospects.
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
We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our products and solutions, or the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes, could result in increased costs and administrative burdens for us. For example, California has recently enacted legislation subjecting certain retail sales of digital prewritten software, cloud-based applications, and software services to California sales tax, effective January 1, 2027. If we are subject to additional taxes and decide to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, our customers may be discouraged from purchasing our products and solutions. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales, or otherwise seriously harm our business, results of operations, financial condition or prospects.
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
We could be an emerging growth company for up to five fiscal years following the completion of our IPO. However, certain circumstances could cause us to lose that status earlier, including the date on which we are deemed to be a “large accelerated filer,” under applicable SEC rules, if we have total annual gross revenue of $1.235 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time. We currently expect to become a "large accelerated filer" and thus cease to qualify as an "emerging growth company" as of the end of our current fiscal year.
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
Section 404 of the Sarbanes-Oxley Act requires that we include a report of management on our internal control over financial reporting in our next annual report on Form 10-K.
We currently anticipate that our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in our next annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.
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
We currently anticipate that our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in our next annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could cause a decline in the price of our Class A common stock and could negatively impact our business, financial condition, results of operations, and prospects.
Significant resources and management oversight are required now that we are a public company, and even more resources will be required once we are no longer an emerging growth company; we expect that we will cease to be an emerging growth company as of the end of this fiscal year. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations.
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted. For example, on February 23, 2026, a putative securities class action complaint was filed against us in the U.S. District Court for the Northern District of California. The lawsuit alleges we violated the Securities Act by making materially false and misleading statements in our IPO offering documents. This suit, or additional potential litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could adversely affect our business, financial condition, results of operations, and prospects.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. For example, the significant number of shares underlying outstanding equity awards and shares reserved for future issuance under our 2025 Equity Incentive Plan (the “2025 Plan”) could result in substantial dilution if such awards are exercised or vested, which may adversely affect the market price of our Class A common stock. As of July 31, 2026, there were 53.6 million shares of Class A common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares are freely salable in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of July 31, 2026, there were approximately 34.8 million shares of common stock reserved and available for future issuance under the 2025 Plan which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.
As of September 3, 2026, the holders of 99,194,644 shares of our capital stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders.
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
Our Class B common stock has 30 votes per share, and our Class A common stock, which is the stock we have listed for trading on Nasdaq, has one vote per share. Our co-founders together hold all of the issued and outstanding shares of our Class B common stock. Accordingly, Ariel Cohen, our co-founder, Chief Executive Officer, and a member of our board of directors, currently holds, together with his affiliates, approximately 23% of the voting power of our outstanding capital stock; and Ilan Twig, our co-founder, Chief Technology Officer, and a member of our board of directors, currently holds, together with his affiliates, approximately 43% of the voting power of our outstanding capital stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by our co-founders pursuant to their equity exchange rights. Therefore, our co-founders, individually or together, are able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Additionally, upon (i) the date that Mr. Twig is no longer providing services to us as an officer, employee, or director, or (ii) the date of the death or disability of Mr. Twig, a voting proxy will automatically be granted to Mr. Cohen over all of the shares of Class B common stock held by Mr. Twig and his related entities and permitted transferees, such that Mr. Cohen will have exclusive voting control over such shares, and such shares will remain as Class B common stock. Our co-founders, individually or together, may have interests that differ from those of our other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to other stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Investors’ and customers’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, customers, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance, or ESG, matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. Some customers, particularly those located in Europe, have imposed costly ESG standards on us as a requirement to doing business with them.
Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees, and other stakeholders, or our initiatives are not executed as planned, our reputation, business, financial condition, results of operations, and prospects could be adversely affected.

If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our results of operations fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline and could cause our business, financial condition, results of operations, and prospects to be adversely affected.
We are, and could in the future be, subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, on February 23, 2026, a putative securities class action complaint was filed against us alleging we violated the Securities Act by making materially false and misleading statements in our IPO offering documents. This suit, or similar litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could negatively impact our business, financial condition, results of operations, and prospects. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our results of operations to suffer. Further, acts of war, armed conflict, terrorism, and other geopolitical unrest, such as the ongoing conflicts in Ukraine and the Middle East and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our customers, suppliers or the economy as a whole. In particular, we have operations and customers in Israel, and certain of our customers in other regions have substantial operations and customers in Israel. Our growth, business, and results of operations could be negatively impacted if the current conflicts in the Middle East, including the conflict between Israel and Iran, continue, worsen or expand to other nations or regions, including if our customers are harmed and reduce their engagement with our platform. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could negatively impact our business, financial condition, results of operations, and prospects. For example, our corporate headquarters is located in the San Francisco Bay Area in California, a state that frequently experiences earthquakes, wildfires, heatwaves, and droughts. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our suppliers’ or other partners’ disaster recovery plans prove to be inadequate.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURE.
Not Applicable.

ITEM 5. OTHER INFORMATION.
On July 9, 2026 Ariel Cohen, our co-founder, Chief Executive Officer and chairperson of our board of directors, and certain trusts affiliated with Mr. Cohen adopted a new trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to replace a previously adopted trading arrangement upon its expiration on October 31, 2026. The new trading arrangement expires on April 30, 2027. The new trading arrangement provides for the potential sale by Mr. Cohen of up to 439,698 shares of our Class A common stock, and the potential sale by each of the Lihi Cohen GST Trust, the Shai Cohen GST Trust, and the Sivan Cohen GST Trust of up to 75,000 shares of our Class A common stock. Accordingly, the new trading arrangement provides for the sale of up to 664,698 shares, in the aggregate, of our Class A common stock.
On June 5, 2026, Michael Sindicich, our President, terminated a trading arrangement that he had previously adopted on January 5, 2026 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that would otherwise have expired on December 31, 2026. This trading arrangement provided for the potential sale of (i) up to 33,510 shares of our Class A common stock (ii) up to 46,743 additional shares of our Class A common stock issuable upon vesting and settlement of RSUs, excluding any shares withheld by us or sold to satisfy tax withholding obligations arising from the vesting of such RSU awards, and (iii) up to 81,272 shares of our Class A common stock subject to stock options previously awarded to Mr. Sindicich and exercisable on or prior to December 31, 2026. On July 14, 2026, Mr. Sindicich adopted a new trading arrangement that expires on June 30, 2027 and that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). This trading arrangement provides for the potential sale of up to 336,614 shares of our Class A common stock subject to stock options previously awarded to Mr. Sindicich and exercisable on or prior to June 30, 2027.

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
101#
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

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
Date: September 10, 2026

Navan, Inc.

By:	/s/ Ariel Cohen
Name:	Ariel Cohen
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Aurélien Nolf
Name:	Aurélien Nolf
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)